Form 10KSB
period 1999-12-31
BIOSYNTECH INC
filed 2000-03-30
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to _________


                         Commission file number 0-27179


                                BioSyntech, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                   88-0329399
-------------------------------                  -------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

   475 Boulevard Armand-Frappier
       Laval, Quebec, Canada                              H7V 4B3
---------------------------------                         -------
          (Address of principal                          (Zip Code)
             executive office)

                                 (450) 686-2437
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

         Check if the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $ 0.

         Based upon the last sale price of the issuer's Common Stock on March 23, 2000, the aggregate market value of the 19,162,036 outstanding shares of Common Stock held by non-affiliates of the issuer was $114,972,216.

         As of March 23, 2000, 27,272,036 shares of the issuer's Common Stock, $.001 par value (the "Common Stock") were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 9 through 12 of this Annual Report on Form 10-KSB is incorporated by reference from the issuer's definitive proxy materials for its 2000 Annual Meeting of Stockholders, which proxy materials are to be filed with the Securities and Exchange Commission not later than April 29, 2000.

         Transitional Small Business Disclosure Format (check one):

                 [ ]  Yes                            [X]   No

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         The following Business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Item 1. Description of Business/Risk Factors-- Forward- Looking Statements." The functional currency of the Company is the Canadian dollar. All amounts presented in this Form 10-KSB in Canadian currency are identified as such. Other amounts are expressed in United States dollars. In cases in which Canadian dollar amounts have been converted into United States dollar amounts or United States dollar amounts have been converted into Canadian dollar amounts, the exchange rate utilized was that of March 1, 2000 (CDN $1.4495 to US $1.00).

General

         Biosyntech, Inc. (together with its subsidiary, Bio Syntech Canada Inc., referred to as "we," "us" or the "Company"), a Nevada corporation, was incorporated on December 14, 1994. It is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but which must be transported to the site of action. The Company has had limited revenues to date. Its future operations are dependent upon financing necessary to complete research and development projects ("R&D") and market the Company's products. There can be no assurance that the Company will be able to complete the development of its products, or if completed, that they can be successfully marketed. Furthermore, there is no assurance that even if the products are completed and marketed, the revenues therefrom will be sufficient to fund the Company's future operations or to fund additional research, development and marketing.

Technology Overview

         The Company focuses on the creation and development of advanced injectable vehicles for biotherapeutics, cells and genetic material, and intends to commercialize these products for the biomedical and pharmaceutical markets. Current development targets include all therapeutics that cannot be administered orally, either because they are inactivated in the digestive tract, or because their therapeutic activity is needed only at a specific site in the body. The Company's research and development efforts, either internally or in collaboration with corporate partners, are concentrated on several programs exploiting the multiple benefits of its therapeutic delivery systems, which include the delivery of, among others, therapeutic proteins and drugs, genetic material for site-specific gene therapy, and living cells or bioartificial organs for tissue-engineering applications.

         In addition, the Company has established an instrumentation division in which it has developed the ARTHRO-BST(TM), an arthroscopic device providing precise and non-destructive diagnosis of articular cartilage quality, and the

Mach-1(TM)   Mechanical  Tester,  a  universal  mechanical  testing  system  for specimens with dimensions between hundreds of microns and a few centimeters.

Therapeutic Delivery Systems

         The Company has developed three platform technologies, all aimed at the generation of solutions to efficiently deliver biologically active therapeutics:

         o         BST-Gel(TM):   An  injectable  thermosensitive   self-forming
                   solvent  and   detergent-free   hydrogel  for  biotherapeutic
                   delivery.

         o         BST-Spheres: Microspheres for biotherapeutic delivery.

         o BST-Cargel(TM): Chondrocytes in an adhesive exogenous matrix delivered arthroscopically for the treatment of cartilage defects.

         BST-Gel(TM) is a family of polymeric gels that are liquid at low temperatures and solid at the temperature of the human body. This injectable delivery system is derived from natural sources and contains no toxic chemicals such as chemical cross-linkers, organic solvents, or detergents. One of its key properties is its in situ gelling after its injection in liquid form, thus forming a reservoir for the sustained release of its therapeutic payload. BST-Gel(TM) requires no surgery for its implantation, is biodegradable, and has an adjustable composition. The amounts of BST-Gel(TM) injected vary for different requirements, which result in controllable residence times ranging from a few days to several weeks. The Company has developed specialized matrices and an encapsulation technology that can be used in conjunction with BST-Gel(TM) to provide a proprietary form of delivery of therapeutic agents and can have the following applications:

         o         delivery  of  small   molecules,   peptides  and  recombinant
                   proteins;
         o         bioengineering   of  tissues  with  cells  or   growth-factor
                   therapeutics;
         o         delivery of bone-repair therapeutics;
         o         delivery of genetic material (DNA vaccines and gene therapy);
                   and
         o development of vaccines based on the sustained release of antigens.

         The Company has developed and patented BST-Spheres, a proprietary process to generate polymer-based microspheres used in the delivery of biotherapeutics. This proprietary process offers several advantages over the current approach of making microspheres:

         o It does not require the use of toxic chemicals such as organic solvents or detergents;
         o It can be adapted to a wide range of biomaterials, whether or not biodegradable;
         o         It   is   injectable    for   the   sustained    release   of
                   biotherapeutics;
         o It can be used with a broad range of biotherapeutic types, from small to large compounds; and o It may enhance the biotherapeutic-loading capacity of the vehicle.

         BST-Cargel(TM) is a proprietary generation of bioengineered living articular cartilage-tissue implants developed from cells encapsulated and grown within a BST-Gel(TM)-based matrix for arthroscopic delivery. A particular formulation of the gel maintains the cell viability during the delivery period while assuring the adhesion of BST-Gel(TM) to the underlying bone and surrounding cartilage. Preclinical studies have shown that chondrocytes embedded in BST-Gel(TM) produce a matrix having the characteristics of normal cartilage tissue.

         Market for the Company's Therapeutic Delivery Systems

         Using proprietary technologies, drug delivery companies aim at the generation of new formulations utilizing drugs developed by others. These formulations are intended to provide benefits, including control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use and expanded indications. Drug delivery technologies can provide pharmaceutical companies with a means of developing new products, as well as expanding existing drug franchises.

         Drug delivery technologies can be utilized to address certain needs of both traditional pharmaceutical compounds and the new class of macromolecules developed by the biotechnology industry. For example, small synthetic compounds could benefit from the local high dose delivery of a drug to enhance the therapeutic effect on a target organ while minimizing systemic side effects. With the advent of biotechnology, new opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of biopharmaceutical products based on proteins, peptides and nucleic acids.

         Drugs developed by biotechnology companies can rarely be delivered orally. This results from their instability in harsh conditions in the digestive tract, their limited ability to be absorbed in an active form in the intestine and their short half-life in the bloodstream. As a consequence, many of these drugs can only be administered by the means of frequent injections, which may limit their clinical applications. These factors have all contributed to the development of new approaches to deliver these therapeutics to their needed site of action in the body.

         Another promising field of research and development for the Company's technological systems is cell delivery. The overall goal of tissue engineering is the promotion of the repair of diseased or injured tissue or organs using therapeutics to regenerate or heal with a functional normal tissue. This is in contrast to the approach of replacing an organ with an artificial device. It has been recognized that artificial organs, although sometimes necessary for short-term relief, usually have an inadequate working life expectancy. The newer approach of tissue engineering often involves the transplantation of living normal cells that have been expanded in the laboratory. The procedure of normal cell transplantation requires an accurate positioning of the cell at the site where it is to perform its therapeutic benefit. This is often accomplished by providing to existing cells an exogenous matrix containing new cells and facilitating the correct placement of the new cells within the body. A number of biomaterials have been developed for this purpose. They consist of either biodegradable or non-biodegradable materials in a number of physical forms such as films, sponges, beads and hydrogels. These materials must sustain cell viability and promote normal cellular activity. Biomaterials, which do not require surgical implantation, are believed to have a greater chance of success because of the reduced chance of complications during the injection procedure and the potential for a faster recovery and shorter hospital stay. Injectable biomaterials as carriers for cell delivery are therefore an active area of development for this field of application.

         Strategy

         Through the development of advanced biomaterials, the Company is focusing on enabling or enhancing the activity of a new generation of therapeutics that cannot be administered orally. There is a relatively small number of biomaterials that are currently approved and used for parenteral biotherapeutic delivery. Until recently, attempts to provide delivery solutions for the fast-growing demands of the medical industry have focused on trying to adapt commonly used biomaterials to the new requirements of a given therapeutic. The Company has gathered a multidisciplinary team of scientists working together to provide new delivery solutions through innovations in advanced biomaterials that are tailored to a range of unmet medical needs. As part of our business strategy, we form collaborations to explore opportunities for applications of our delivery systems to therapeutics developed by third parties. See "Item 6. Plan of Operation."

         Therapeutics Delivery Applications

         The Company is currently conducting research to develop applications of its core technology in the following areas.

         Cartilage Injuries and Diseases

         The current standard of care for the treatment of cartilage injuries consists of inducing bleeding into the cartilage defect by compromising the bone margin interfacing the damaged cartilage tissue. The techniques used include drilling, microfracture and abrasion. These techniques result in the formation of a scarred tissue (fibro-cartilage) with poor mechanical stability. As a result, a patient must undergo repeated treatments and often the affected joint degenerates into full blown osteoarthritis. Recently, a number of new approaches have been proposed for the treatment of cartilage injuries that aim at the regeneration of the cartilage tissue with transplanted cells. The cells used can either be normal cartilage cells that have been expanded in a laboratory or cells selected for their ability to become normal cartilage tissue (stem cells). The procedure of transplanting normal cartilage cells is already marketed in the United States and Europe. It necessitates a complicated surgical procedure involving an open arthrotomy. Although the results are encouraging, there is a recovery process that can take more than a year. If the same cells could be delivered in a vehicle introduced in an arthroscopic procedure, in which the cells are pushed through a small catheter, the expected recovery period and overall healthcare costs could be greatly reduced.

         The  Company  is  actively  pursuing  a cell  therapy  program  for the treatment of articular cartilage defect, and has already developed several formulations of its injectable BST-Gel(TM), which were used to grow human cartilage cells for several weeks in the laboratory. This has allowed the Company to undertake an in vivo research program in which laboratory-grown cartilage cells delivered in BST-Gel(TM) were injected subcutaneously in a surrogate model and formed new cartilage-like tissue. Based on these results, a preclinical study for cartilage repair of injuries using an animal model is currently underway. The Company is also developing ways to deliver anti-inflammatory drugs for potential delivery into articulations. It is optimizing formulations of its BST-Spheres microspheres technology to obtain slow and long-lasting vehicles for anti-inflammatory drug delivery to the knee for prolonged relief of inflammatory symptoms.

         Vaccine Development

         The ability to deliver large amounts of molecules over a long period of time using the injectable BST-Gel(TM) is being explored for the sustained release of antigens for vaccine development. The Company is currently testing the immune response of animal models to specific antigens delivered by a single injection of BST-Gel(TM). Based on optimal response, the Company plans to develop the in vivo testing of BST-Gel(TM) based vaccine in 2000.

         Bone Injuries and Diseases

         Two approaches are conducted simultaneously and utilize different aspects of the proprietary properties of the Company's platform technology. These developments could provide a series of injectable bone biomaterials that answer the needs of bone repair: minimally-invasive, low-cost administration, filling and stabilizing properties, resorption and biological activity.

         Injectable osteoconductive/osteoinductive bone grafting biomaterial

         BST-Gel(TM) is used for the development of new bone grafting materials that enable the repair of bone defects (osteoconductive) such as calcium phosphates. Patients with osteoporosis who are losing bone mass, patients who have had bone tissues harvested or bone tumors removed, leaving a weakened or voided structure, or patients with bone defects requiring prostheses could benefit from a material favoring bone ingrowth and providing a scaffold for bone remodeling. Several formulations of BST-Gel(TM), combined with mineral additives similar to natural bone, are scheduled to be tested in animal models in 2000.

         In some indications such as fracture repair, spinal fusion or bone osteonecrosis, the incorporation of bone-inducing agents (osteoinductive) is required to reach a complete and successful bone repair. The Company is also investigating the use of BST-Gel(TM) as a carrier for bone-inducing drugs. Two approaches are planned and consist of the delivery of either a bone-inducing gene or a bone-inducing protein. This work is currently being tested in animal models in collaboration with a corporate partner.

                  Bone cements

         The Company is developing new proprietary bone cements based on BST-Gel(TM) in an effort to provide a strong structural support for severely weakened bones. The injectability of its carrier is expected to greatly facilitate the medical treatment and benefit both the patient and the healthcare provider. BST-Gel(TM)- based bone cements are being optimized, and animal testing is expected to begin in 2000.

                  Fracture healing

         The Company is investigating the use of BST-Gel(TM) as a carrier for new bone-inducing drugs currently in pre clinical trials developed by Sulzer Biologics, one of the Company's collaborators. Two approaches are planned and consist of the delivery of either a bone-inducing gene or a bone-inducing protein.

                  Wound Healing

         A specific formulation of BST-Gel(TM) is being optimized for the enhancement of skin-cell growth. This variation of BST-Gel(TM) could be used for the delivery of skin cells for the treatment of burn victims or the healing of skin ulcers. The Company expects to have an optimal BST-Gel(TM) formulation for skin-cell delivery ready by the end of 2000. In addition, the Company intends to co- develop the formulation of its technology platform with growth factors enhancing wound healing. Research and development is ongoing with animal models.

         Material Agreements

         Agreement with Polyvalor

         In October 1997, the Company entered into a technology assignment agreement, as amended in September 1999 and as amended and restated March 15, 2000 (the "Assignment Agreement"), with Polyvalor Limited Partnership, a Canadian limited partnership, as represented by its General Partner, Polyvalor Inc. ("Polyvalor"). Polyvalor is an entity created by Ecole Polytechnique de Montreal (the University of Montreal's engineering faculty, "Ecole Polytechnique") for the purpose of commercializing the technology in which Ecole Polytechnique has an interest. Through the Assignment Agreement, the Company acquired from Polyvalor all rights related to certain patents and know-how (the "Technologies"). The Technologies were based upon the work of Dr. Selmani and his team of collaborators at Ecole Polytechnique. In consideration of said assignment, the Company agreed to pay to Polyvalor a royalty of 5% on all gross sales of all products and services sold by the Company, up to a maximum cumulative amount of CDN $3,000,000 (US$2,069,679). In connection with the Assignment Agreement, Bio Syntech Canada Inc. ("Bio Syntech Canada") issued to Polyvalor 1,072,000 of its Class A Shares and granted Polyvalor the right to nominate one director to its board of directors. As a result of the Transactions described below under "History of the Company," the Class A Shares are exchangeable on a share for share basis for shares of Common Stock and Polyvalor has the right to nominate one director to the Company's Board of Directors.

         As part of our business strategy, we have formed collaborations with third parties to explore opportunities for applications of our delivery systems to therapeutics developed by them.

         Sulzer Orthopedics Biologics Inc., Wheat Ridge, CO

         The Company signed a Non-disclosure and Confidentiality Agreement dated February 23, 1999 with Sulzer Orthopedics Biologics, Inc. for a feasibility study of combining bone proteins developed by Sulzer with different formulations of BST-Gel(TM) for the local induction of bone formation. Sulzer is developing bone proteins for several applications in orthopedics including spinal fusion and bone fracture repair. Bone proteins were formulated successfully at different concentration in BST-Gel(TM). A first phase of pre-clinical testing revealed cartilage and bone formation. A second phase study is currently under way to optimize the formulation.

         Sulzer Orthopedics Ltd., Switzerland

         The Company signed a Material Transfer Agreement on January 4, 2000 with Sulzer Orthopedics Ltd. for the study of BST-Gel(TM) as a carrier for human articular chondrocytes in the treatment of articular cartilage defects. Cell compatible BST-Gel(TM) formulations are being studied in vitro using cell loaded gels.

         Reprogenesis, Inc., Cambridge MA

         The Company signed a Confidentiality Agreement on May 31, 1999 and a Material Transfer Agreement on July 27, 1999 with Reprogenesis, Inc. related to the transfer of human auricular chondrocytes from Reprogenesis, Inc. to the Company. The initial study aimed at the development of a human auricular chondrocyte compatible formulation of BST-Gel(TM). This work was performed at the Company first in vitro where good cell viability was obtained. The project has now evolved to look at specific cellular events judged important for the behavior of these cells in vivo. Reprogenesis, Inc. is currently developing human auricular chondrocytes for a variety of tissue augmentation applications such as incontinence and tissue reconstruction.

         Ophidian Pharmaceutical Inc., Madison WI

         The Company signed a Confidential Disclosure Agreement and a Biological Materials Transfer Agreement with Orphidian Pharmaceutical Inc. ("Orphidian") in August 1999 to evaluate the ability of BST-Gel(TM) to deliver an antigen in a sustained fashion for chicken immunization. Ophidian is developing therapeutics based on egg yolk antibodies produced after a series of intramuscular or subcutaneous injections of a specific antigen. The process of chicken immunization presently requires a labor intensive process involving several injections in several thousand chickens. The ability to formulate an antigen for sustained release could greatly simplify the process. As part of Ophidian inflammatory bowel disease therapeutics development, it has sent rTNF-alpha to the Company for initial formulation study. A longer and more extensive phase two project was initiated and is ongoing. Finally a phase three project has been agreed upon where the antigen will be presented as genetic material for potentially longer lasting immunization in the animal. This project is scheduled for initial formulation study in the second quarter of 2000.

         Viragen, Incorporated, Plantation FL, and Viragen Ltd, Scotland

         The Company signed a Mutual Confidentiality Agreement with Viragen, Incorporated ("Viragen") on September 2, 1999 for the study of a Viragen proprietary formulation of Interferon-alpha (Omniferon) formulated in BST-Gel(TM) for sustained release. Viragen is currently developing Interferon-alpha as a therapeutic for the modulation of the immune system to fight viral diseases such as hepatitis. The project, initially carried on at the Company, aimed at the study of stability and release kinetics of Omniferon formulated in BST-Gel(TM). After encouraging data, Viragen agreed to pursue the program on formulation.

         Ontogeny, Inc., Cambridge MA

         The Company signed a Confidentiality Agreement and a Material Transfer Agreement with Ontogeny, Inc. on December 3, 1999 for the study of BST-Gel(TM) as a potential carrier for Hedgehog, a morphogenetic family of proteins. Several applications are being investigated by Ontogeny, Inc. and include neuro-degenerative and cartilage diseases. Formulations of BST-Gel(TM) were sent to Ontogeny, Inc. where an initial preliminary study on inflammation and a functional study on an animal model are ongoing.

         Biomet Manufacturing Corporation, Warsaw IN

         The Company signed a Material Transfer Agreement with Biomet Manufacturing Corporation ("Biomet") on February 8, 2000 regarding the possibility of using BST-Gel(TM) as a carrier for a growth factor in wound healing and for plasmid DNA for site specific gene therapy. These projects are expected to commence in the next quarter. Biomet has global operations in orthopedics with a number of approved devices for therapeutic and diagnostic interventions.

Instrumentation

         The Company has established an instrumentation division in which it developed the ARTHRO-BST(TM), an arthroscopic device providing precise and nondestructive diagnosis of articular cartilage quality, and the Mach-1(TM) Mechanical Tester, a universal mechanical testing system for specimens with dimensions between hundreds of microns and a few centimeters. The instruments are closely related to the work carried on by the Company on cartilage.

         The ARTHRO-BST(TM)

         Description

         The ARTHRO-BST(TM) is an arthroscopic device providing precise and nondestructive diagnosis of articular cartilage quality. Degeneration of cartilage is a prominent component of arthritis, a disease affecting more than 10% of the population. Current assessment of articular cartilage is mostly subjective with no functional evaluation. Therefore, there is a growing need in an aging population for non-destructive and unbiased clinical evaluation of the health and function of this connective tissue.

         The ARTHRO-BST(TM) is based on an innovative and robust design that allows simple application of small indentation compression and collection of resulting electrical signals (streaming potentials) indicative of cartilage function.

         The ARTHRO-BST(TM) is composed of five distinct units: i) a disposable sterilized tip consisting of microelectrode arrays (microelectronic circuit) on a thin aluminum substrate that is adhered to a stainless steel support providing a connection with the handle, ii) an ergonomically designed handle, iii) an electrical circuit for the acquisition of electrical signals, including a preamplification and digitalization circuit inside the handle and an interface circuit exterior to the handle, iv) software for the acquisition of electrical signals and for the analysis and interpretation of data to quantify cartilage quality, and v) a computer system.

         A fully functional clinical version of the ARTHRO-BST(TM) will be presented at the third meeting of the International Cartilage Repair Society
(ICRS) in Sweden at the end of April 2000.

         Market

         The target market has two sectors : research and clinical. The research market is composed of pharmaceutical and biotechnology companies in addition to academic research groups working on therapeutic products for joint disorders or procedures for cartilage repair. There are several research projects in the areas of arthritis and joint repair and it is regularly publicly acknowledged that a major impediment to the understanding of joint disease and the development of therapeutic products is the lack of an objective diagnostic test to follow non-destructively the evolution of cartilage quality.

         The clinical market is much potentially much larger. It consists of orthopaedists practicing arthroscopy who also require a means of objectively evaluating cartilage quality in patient knees. Currently, arthroscopists use subjective and relatively uncertain methods of visual inspection and manual probing (by feeling stiffness) to judge articular cartilage quality.

         Competition

         To the knowledge of the Company, there are currently no competing technologies to respond to the demand for functional non-destructive evaluation of articular cartilage. Most instruments currently under research and development are based on mechanical measurements of the cartilage stiffness instead of electrical measurements of streaming potentials.

         The ARTHRO-BST(TM) is based on a different technology that overcomes the major difficulties with the control of the compression amplitude applied to cartilage and the orientation of the indentor tip relative to cartilage surface. Significantly inaccurate readings are given if the indentor tip is not positioned by the orthopaedist perpendicular to the articulating surface. An error can also be introduced by the force applied by the orthopaedist to compress the tissue. Instead of measuring the tissue stiffness, the ARTHRO-BST(TM) measures streaming potential generated during compression of the tissue. Two dimensional microelectrode arrays placed on non-planar surface permit a precise determination of (i) the contact distribution of the indentor with the cartilage, (ii) the compression amplitude and velocity applied to the cartilage, and (iii) the orientation of the indentor relative to cartilage surface. Furthermore, the sterilized indentor tip with microelectrode arrays is disposable to minimize disease transmission.

         Regulatory Approval

         The Company currently expects that the arthroscopic probe, ARTHRO-BST(TM), will be classified by the United States Food and Drug
Administration ("FDA") as a Class II medical device because of the low risk associated with its use. Moreover, since the ARTHRO-BST(TM) can be considered substantially equivalent to existing devices used for cardiovascular and neurological diagnoses with electrodes, we expect to submit a Pre-Market Notification ("510(k)") to the FDA following clinical testing. However, the FDA may reclassify the device or request additional information if it determines that the application does not satisfy its regulatory approval criteria. See "Item 1. Description of Business/Government Regulation". The Company expects to initiate the filing process once it has completed its Good Manufacturing Practices ("GMP") compliant facilities. See "Item 2. Property."

         Manufacturing

         If and when all necessary regulatory approvals are obtained, the Company plans to manufacture up to 200 units per year of the ARTHRO-BST(TM), using its current facilities and certain subcontractors for some specialized components, such as the electronic acquisition card. The production of disposable sterilized tips with microelectrode arrays can be easily obtained using commercial microelectronic laboratories. The fabrication uses conventional methods and all the instrumentation required is available. Once a final design for the electrode tip is completed, it should be possible to transfer production to one of several subcontractors located near the Company with approved industrial and quality standards.

         New infrastructures will be required for large-scale production. Thus a decision will eventually be made to acquire additional facilities or to establish a production alliance with a large manufacturer of orthopaedic instruments.

         Distribution and Marketing Strategy

         The introduction of the ARTHRO-BST(TM) has begun through scientific abstracts presented during international conferences (Garon M et al., ORS 1997; Legare A et al., ORS 1998; Legare A et al., CCTC 1999; Legare A et al., ICRS
2000), trade shows (25TH Society for Biomaterials Meeting, Providence, April 1999; 46TH Orthopeadic Research Society Meeting, 2000; 3rd International
Cartilage Repair Society Meeting, Sweden, April 2000; 6TH World Biomaterials Congress, Hawaii, May 2000) and full length journal articles (Garon M et al., 1999; Legare A et al., 2000).

         Upon validation of the technology, the Company intends to introduce the ARTHRO-BST(TM) to market through demonstration of its efficacy for cartilage evaluation through collaborations with leading clinical orthopaedic researchers and through the inclusion of the ARTHRO-BST(TM) in clinical trials of arthritis drugs. In September 2000, the Company plans to have several functioning clinical devices available for distribution to selected leading researchers in clinical orthopaedics. Through collaborative efforts with these researchers, the ARTHRO-BST(TM) will be publicized in presentations and publications of these studies and a demand should be created in the research programs of other academic and industrial research groups. The Company plans to support this strategy with data from clinical trials to demonstrate the objective nature of the method and its sensitivity and specificity for cartilage quality. The recently formed Canadian Arthritis Network of Centres of Excellence could assist by providing clinical trials to pharmaceutical companies with arthritis drugs and allowing the Company to participate in these trials by providing objective data for drug evaluation. Our dual strategy involving collaboration with leading opinion makers and by providing statistically sound scientific studies should provide the basis for market penetration.

         The Company expects to rely on the distribution and sales network of a major partner to generate sales.

         The MACH-1(TM)  Mechanical Tester

         Description

         The Mach-1(TM) Mechanical Tester is a universal mechanical testing system for specimens with dimensions between hundreds of microns and a few centimeters. Typical applications for the Mach-1(TM) Mechanical Tester are in the mechanical characterization of tissues, pharmaceuticals, polymers, gels, adhesives and food. The instrument allows the characterization of stiffness, strength, modulus, viscoelasticity, plasticity, hardness, adhesion, swelling and relaxation and creep using load and displacement control tests. Some of the features of the Mach-1(TM) Mechanical Tester are:

         o Chambers for compression, tension, indentation, bending and other test configurations are mounted on a universal displacement actuator platform. Displacement control is to within 25 nanometers.
         o        Load cells are  interchangeable to allow maximum loads between
                  0.15 kg to 10 kg with load precision being 1 part in 20,000 of the maximum (10mg minimum).
         o The test system can be placed in an incubator for testing or mechanical stimulation in sterile controlled environments, such as cell culture conditions.
         o Sophisticated and flexible software allows execution of stress relaxation, ramp, dynamic sinusoidal and creep tests in automated user-defined sequences.
         o        Sophisticated analysis software.
         o Options include visualization of specimen during testing with cameras, motorized control of specimen position on the actuator, and electric field detection (electromechanical events) during testing.

         Market

         The Company has identified immediate areas of interest that offer a sufficient market base to sustain the viability of this product:

         o Biomaterials and biological tissues characterization and stimulation in controlled environments. Cells, ligaments, collagen, skin, bone, synthetics, transgenic animals.
         o Polymers and gels stability, strength, adhesion, brittleness, cohesion, flexibility, friction, peel strength, viscosity, elasticity. Adhesives, elastomers, hydrogels, glue, latex.
         o Pharmaceuticals mechanical properties, degradation and swelling, simulation of physiological condition (gastrointestinal, etc.) Pills, drug delivery systems.
         o        Food,  pulp  and  paper,   electronic   packaging  and  others
                  mechanical properties, texture analysis. Food, paper, electronic components, wires, fibers optics, films, packaging material, spring, switches, tapes, cosmetics, foam, sponges.

         Market potential of the Mach-1(TM) Mechanical Tester also includes conventional segments of mechanical testing. Given the specificity of this equipment, the Company does not expect that a significant market will develop for this product.

         To date, the Company has initiated production of the Mach-1(TM) Mechanical Tester on a small scale at its premises in Laval Quebec. A small number of units have been sold, without any marketing efforts on the part of the Company.

         Competition

         The price of other benchtop mechanical testers is around $20,000. While the Company does offer complete systems at this price, it also offers more enhanced versions that can be sold for up to $50,000. These high-end systems can offer sub-micron resolution, multi-axis simultaneous motion, or other specialized features. With its different versions, the Company covers a broad range of applications and also offers custom system configurations for specific needs.

         Regulatory Approval

         The Mach-1(TM) Mechanical Tester is not a medical device and as such is not subject to FDA or other regulatory approval.

         Manufacturing

         Given the small market for this product, the Company expects to be in a position to fulfill existing demand (up to approximately 10 units per month) out of its own facilities. The Company could eventually rely on the distribution and sales network of a major partner to generate sales, in which case adequate manufacturing capacity would have to be established.

         Distribution and Marketing Strategy

         The Company intends to use direct sales and direct support as a way to reach and serve its customers. Talking directly to its customers will enable the Company to know them and their needs and to establish an expert-to-expert dialogue that will enhance the trust they put in the Company's products. The Company could eventually rely on the distribution and sales network of a major partner to generate additional sales.

Patents and Proprietary Rights

         The Company's success will be dependent, in part, on its ability to obtain patent protection for its product candidates and those of its collaborators, maintaining trade secret protection and operating without infringing upon the proprietary rights of others. See "Item 1. Description of Business/Risk Factors."

         Under the Assignment Agreement, Polyvalor is currently entitled to certain royalty payments on future sales of products. See "Item 1. Description of Business/Agreement with Polyvalor."

         The Company has a proprietary portfolio of patent rights and patent applications. The Company has filed several United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use. The Company has been issued two patents, has filed 21 applications and eight provisional applications. In the future, the Company plans to file more United States and foreign patent applications directed to new or improved products and processes. The Company's United States patents will expire between 2018 and 2020. The Company intends to defend its patent position aggressively.

         The Company tries to protect its proprietary position by filing United States, Canada and foreign patent applications related to its proprietary technology, inventions and improvements that are important to the development of its business. The patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents therefore cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented, and may fail to provide any protection against competitors. The Company's pending patent applications, those which the Company may file in the future, or those which the Company may license from third parties, may not result in patents being issued. If patents were issued, they may not provide the Company with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that the Company has developed. The laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States and Canada.

         The Company also relies on trade secrets, know-how and technology, which the Company tries to protect by entering into confidentiality agreements with parties that have access to it, such as its corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreement and disclose our confidential information or the Company's competitors might learn of the information in some other way.

Government Regulation

         The manufacture and marketing of pharmaceutical products and medical devices in the United States and in Canada require the approval of the FDA under the Federal Food, Drug and Cosmetic Act and the Health Protection Branch (the "HPB") of Canada, respectively. Similar approvals by comparable agencies are required in most foreign countries. The FDA and HPB have established mandatory procedures and safety standards that apply to the preclinical testing and clinical trials, manufacture and marketing of pharmaceutical products and medical devices. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

         As an initial step in the FDA regulatory approval process for a new drug product (whose newness may arise from the use of a new excipient), preclinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product
License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

         In the case of a medical device, preclinical-study results must be submitted to the FDA as part of an Investigational Device Exemption ("IDE"), which must be reviewed by the FDA before clinical testing can begin. Phase I, II, and III trials can then be conducted to provide safety, efficacy, and method- of-use information. The results of the preclinical testing and clinical trials of a medical device are then submitted to the FDA in the form of a Pre-Market Notification a 510(k) for most Class I and Class II devices, or a Pre-Market Approval ("PMA") request for most Class III devices. Medical devices are classified depending upon the level of regulatory control required to provide reasonable assurance of their safety and effectiveness. In general, non-critical devices or new devices substantially equivalent to existing devices fall into Classes I or II, whereas Class III devices are those for which insufficient information exists to determine that general controls are sufficient to provide reasonable assurance of their safety and effectiveness.

         The possible future uses of BST-Gel(TM)-related biomaterials are several and are therefore expected to fall into a number of different categories. Depending on a proposed application, the FDA might designate a BST-Gel(TM)-related biomaterial as a new drug, new medical device, or new excipient.

         The Company currently expects that the ARTHRO-BST(TM), will be classified as a Class II medical device because of the low risk associated with its use. Moreover, because the ARTHRO-BST(TM) can be considered substantially equivalent to existing devices used for cardiovascular and neurological diagnoses with electrodes, we expect to submit a 510(k) to the FDA following clinical testing. However, the FDA may reclassify the device or request additional information, if it determines that the application does not satisfy its regulator approval criteria.

         This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated, which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in Canada and in foreign countries.

         Among the conditions for NDA or PLA approval, or 510(k) approval or PMA in the case of a medical device, is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices (GMPs). The development of a GMP- compliant manufacturing establishment for BST-Gel(TM)-related biomaterials will be a multi-step process consisting of designing and building the necessary facilities, purchasing and installing the ancillary equipment, and validating the facilities and equipment. Simultaneously, process development and scale-up as well as assay development will be done to supply test material and data critical to the clinical program. Once the facilities are validated, a Type I Drug Master File (DMF) (describing the manufacturing site, facilities, operating procedures, and personnel) will be submitted by us to the FDA, as is recommended for non-U.S. manufacturing establishments. Other types of DMFs, including a Type II DMF for drug products and Type IV DMF for excipients, may be submitted by us to the FDA.

Before approval of an NDA, PLA, 510(k), or PMA request by us, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMPs and other rules and regulations. In complying with GMPs, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the Company's facilities are licensed, they will be subject to periodic inspections by the FDA.

         The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, experimental use of animals and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. Compliance with existing laws and regulations relating to the protection of the environment is not expected to have a material effect on the Company's operations.

                          ---------------------------

         See "Item 6. Plan of Operation" for information in respect of research and development expenditures and employees of the Company.


History of the Company

         The predecessor of Bio Syntech Canada was founded in 1995 by Dr. Amine Selmani.

         Pursuant to an Amalgamation Agreement and related agreements, as amended (the "Exchange Agreements"), dated February 15, 2000 by and among the Company, its then wholly-owned subsidiary 9083-5661 Quebec Inc., a Quebec corporation ("9083"), Bio Syntech Ltd., a Quebec corporation ("Bio Syntech"), and the shareholders of Bio Syntech (the "Bio Syntech Shareholders"), on February 29, 2000, 9083 and Bio Syntech were merged into one company under the name of Bio Syntech Canada. As a result of the Exchange Agreements, the Company became the record and beneficial owner of all of the issued and outstanding shares of Bio Syntech Canada's Common Stock and the Bio Syntech Shareholders were issued non-voting exchangeable shares of Bio Syntech Canada's Preferred Stock (the "Class A Shares"). The Class A Shares are exchangeable on a share-for-share basis for an aggregate of 15,177,036 shares (the "Company Shares") of Common Stock. The Company Shares issued under the Exchange Agreements are held in trust under the terms of an Exchange and Voting Agreement (the "Trust Agreement"), by and among the Company, Pierre Barnard (the "Trustee"), Bio Syntech and 9083. (The foregoing transactions are referred to collectively hereinafter as the "Transactions").

         Prior to the Transactions, there were 11,625,000 shares of Common Stock outstanding, taking into account a 3.75 for 1 split effectuated on December 28, 1999 and the repurchase of 10,875,000 shares of Common Stock on February 2, 2000. As part of the Transactions, the Company completed two private placements (the "Private Placements") yielding gross proceeds of $2,350,000 in which it issued an aggregate of 470,000 shares of Common Stock and warrants (the "Warrants") to purchase an aggregate of 470,000 additional shares of Common Stock at a price of US $7.00 on or before September 30, 2001. After giving effect of the Transactions, there are 27,272,036 shares of Common Stock outstanding. In addition, 1,500,000 shares of Common Stock are reserved for issuance upon exercise of options granted or to be granted under the Bio Syntech Canada Stock Option Incentive Plan, 2,500,000 shares of Common Stock are reserved for issuance upon exercise of options to be granted under the Company's Stock Option Incentive Plan and 470,000 shares of Common Stock are reserved for issuance upon exercise of the Warrants.

         Each beneficial holder of the Class A Shares has voting rights in that number of Company Shares equal in number to the number of the Class A Shares held by such holder. Consequently, the Bio Syntech Shareholders hold securities with voting rights equal to approximately 55.7% of the total voting power of the outstanding Common Stock. At such time as the holders of Class A Shares may exchange such shares for the Company Shares, they will have the right to direct the disposition of such Company Shares.

         The sole source of consideration for issuance to the Bio Syntech Shareholders of the Class A Shares was the exchange of the Bio Syntech shares held by them. At such time as the Bio Syntech Shareholders may exchange their Class A Shares for Company Shares, the sole source of consideration for the transfer to them of the Company Shares will be such Class A Shares.

         The Exchange Agreements were structured to provide the Bio Syntech Shareholders with a capital gain deferral under applicable Canadian tax laws, rules and regulations. In anticipation of the Transactions, the Company changed its name to "BioSyntech, Inc." from Dream Team International Inc.

         On the effective date of the Transactions, the officers and directors of the Company resigned and new officers and directors, who are designees of Bio Syntech Canada, were appointed.

         Copies of the Exchange Agreements and related transactions documents are filed as exhibits to the Company's Current Report on Form 8-K dated March 15, 2000 and are incorporated in their entirety herein. The description of the Exchange Agreements contained in this report is modified by such reference.


Risk Factors

         An investment in our Common Stock involves a great deal of risk. An investor should carefully consider the following risk factors in addition to the other information presented in this Annual Report on Form 10-KSB before purchasing any of our Common Stock.

         We expect that we will incur losses for the foreseeable future.

         We have had net operating losses since being founded and currently have an accumulated deficit. These losses consist of research and development costs, the costs of acquiring rights to research and development performed by others and general and administrative expenses. We expect to have substantial additional expenses over the next several years as our research and development activities and the process of seeking regulatory approval of our products, including clinical trials, accelerate. Because we do not expect to have significant revenues from the sale of products for several years, if ever, we expect that such expenses will result in additional losses.

         Our future profitability depends, in part, on:

         o         Obtaining regulatory approval for our products;
         o         Entering  into   agreements  to  develop  and   commercialize
                   products;
         o Developing the capacity to manufacture and market products or entering into agreements with others to do so;
         o         Market acceptance of our products;
         o The ability to obtain additional research and development funding from our collaborative partners; and
         o         The   ability  to   achieve   certain   product   development
                   milestones.

         We may not achieve any or all of these goals and, thus, cannot give assurances that we will ever achieve significant revenues or profits. Even if we do receive regulatory approval of one or more of our products, we may not achieve significant commercial success.

         We need to spend substantial funds to become profitable.

         We will need to spend substantial amounts of money before we can be profitable, if ever. The amount we will spend, and when we will spend it, will depend, in part, on:

         o How our research and development programs, including clinical trials, progress;
         o How much time and expense will be required to receive FDA approval for our product candidates;
         o The cost of building, operating and maintaining manufacturing facilities;
         o         How many product candidates we pursue;
         o         How much  time and  money we need to  prosecute  and  enforce patent rights;
         o How competing technological and market developments affect our product candidates;
         o The cost of possible acquisitions of drug delivery technologies, products or companies; and
         o The cost of obtaining licenses to use technology owned by others.

         We will need additional financing to continue our operations as planned.

         We will seek funds by issuing equity and debt securities and through arrangements with our collaborative partners. If we issue equity securities, our present stockholders will suffer dilution. If we issue debt securities, we will face the risks associated with debt, including rises in interest rates and insufficient cash flow to pay the principal of and interest on our debt securities. We are unable to predict whether additional equity or debt financing will be available to us, on favorable terms or at all. If sufficient financing is not available on a timely basis, we may be forced to cut back on one or more development programs or to give up rights in products that could later prove to be of great value.

         Our delivery technologies may not produce safe, useful or commercially viable products.

         We do not yet have a therapeutic delivery system product that we can sell commercially and we cannot be certain that we will have one in the future. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. This could take several years and we may never be successful in bringing our product candidates to the market. A product may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The product may:

         o Be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;
         o Fail to receive regulatory approval on a timely basis or at all;
         o         Be hard to manufacture on a large scale;
         o         Be uneconomical;
         o         Not be pursued by our collaborative partner;
         o         Not be prescribed by doctors or accepted by patients; or
         o         Infringe on proprietary rights of another party.

         The FDA may not approve our product candidates.

         Approval   from  the  FDA  is  required  to   manufacture   and  market
pharmaceutical products in the United States. The process to receive this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and usefulness, and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years and be very costly and still be unsuccessful. FDA approval can be delayed, limited or not granted at all for many reasons, including:

         o         A product candidate may not be safe or effective;
         o Data from preclinical testing and clinical trials can be interpreted by FDA officials in different ways than we interpret it;
         o The FDA might not approve our manufacturing processes or facilities;
         o The FDA may change its approval policies or adopt new regulations; and
         o A product candidate may not be approved for all the uses we requested.

         Countries other than the United States, including Canada, have similar requirements. The process of getting approvals in foreign countries is subject to delay and failure for the same reasons.

         We rely heavily on collaborators.

         Our arrangements with collaborators and licensors are critical to our success in bringing our product candidates to the market. Our partners own many of the drug, cell and genetic material products for which we are designing delivery systems. In some cases, we depend on these parties to conduct preclinical testing and clinical trials and to provide funding for our development programs. Some of our collaborators can terminate their agreements with us for no reason and on limited notice. We cannot be assured that any of these relationships will continue.

         We also expect to rely upon our collaborators to manufacture our therapeutic delivery products in commercial quantities and for marketing and sales. Our present plans do not call for us to develop these capabilities on our own. If we are unable to reach satisfactory agreements with our collaborators or with third parties, we would incur substantial additional costs and would experience substantial delay in commercializing most of our products.

         We cannot control our collaborators' performance or the resources they devote to our programs. If a collaborator fails to perform, the research, development or commercialization program on which it is working will be delayed. If this happens, we may have to use funds, personnel, laboratories and other resources that we have not budgeted, and may not have, to continue the program, or we may have to stop the program entirely.

         Disputes may arise between us and a collaborator and may involve the issue of which of us owns the technology that is developed during a collaboration. Such a dispute could delay the program or result in expensive arbitration or litigation, which we might not win. A collaborator may choose to use its own or other technology to deliver its drug or cell product. Our collaborators could merge with or be acquired by another company or financial or operational difficulties that could adversely affect our programs.

         We are subject to extensive government regulations and we may not be able to obtain regulatory approvals.

         Our product candidates are subject to broad government regulation. In the United States, the FDA regulates, among other things, the development, testing, manufacture, safety, usefulness, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed in other countries, they will also be subject to extensive regulation by foreign governments. Certain material changes to an approved product, such as manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

         o         Delays, warning letters and fines;
         o         Product recalls or seizures and injunctions on sales;
         o         Refusal  of  the  FDA  to  review  pending  market   approval
                   applications or supplements to approval applications;
         o         Total or partial suspension of production;

         o         Withdrawals of previously  approved  marketing  applications;
                   and
         o         Civil penalties and criminal prosecutions.

         Rapid technological change could render our therapeutic delivery systems obsolete or noncompetitive.

         Major technological changes can occur quickly in the biotechnological and pharmaceutical industries. The development by competitors of technologically improved or different products may make our product candidates obsolete or noncompetitive.

         The competitive nature of our industry could adversely affect market acceptance of our products.

         Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

         o         Demonstration of their usefulness and safety;
         o         Their relative cost;
         o Their advantage or disadvantage compared to alternative methods;
         o         The marketing and distribution support they receive; and
         o         Reimbursement policies of government and third-party payors.

         Our products may compete with new products currently under development by others or with products that may cost less than our products. Our actual and potential competitors include other therapeutic delivery companies, biotechnology and pharmaceutical companies, academic and research institutions and government agencies. Many have greater name recognition and greater financial, research and development and personnel resources than we do. Many have greater experience in testing and clinical trials and in the regulatory process.

         Proprietary protection for our products is important and uncertain.

         The following factors are important to our success:

         o Receiving patent protection for our product candidates and those of our collaborators;
         o         Maintaining our trade secrets;
         o         Not infringing on the proprietary rights of others; and
         o         Preventing others from infringing our proprietary rights.

         We will be able to protect our proprietary rights from unauthorized use by third parties only if these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

         We try to protect our proprietary position by filing United States, Canada, and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions. Therefore, enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented.
Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do issue, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

         We also rely on trade secrets, know-how and technology, which we try to protect by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreement and disclose our confidential information or our competitors might learn of the information in some other way.

         Efforts  to  keep  down  the  cost  of  healthcare   may  threaten  our
         profitability.

         Third-party payors, which include governments and private health insurers, are increasingly challenging the prices charged for medical products and services. In their attempts to reduce healthcare costs, they have also been limiting their coverage and reimbursement levels for new drugs. In some cases, they are refusing to cover the costs of drugs that are not new but are being used for newly approved purposes. Patients who use a product that we may develop might not be reimbursed for its cost. If third-party payors do not provide adequate coverage and reimbursement for our products, if and when they reach the market, doctors may not prescribe them or patients may not use them.

         The federal government and various state governments have considered proposals to regulate the prices of prescription drugs, as is done in certain foreign countries. We expect that there will be more proposals like these. If any of these proposals are enacted, we may receive a lower price for our products, if and when they reach the market, than we currently estimate. Lack of adequate reimbursement or the enactment of price controls would have a material adverse effect on our business and financial condition.


         We may not be able to retain our key executives and research and development personnel.

         Our success depends on the services of key employees in executive and research and development positions, notably our Chief Executive Officer, Dr. Selmani. The loss of the services of one or more of these employees could have a material adverse effect on our operations.

         Our insurance coverage may be insufficient for product liability claims.

         The testing and marketing of bio-therapeutic and medical products, even after FDA approval, have an inherent risk of product liability. We anticipate that we will obtain product liability insurance coverage in a limited amount at the time that our operations warrant it. Our profitability will be affected by a successful product liability claim in excess of our insurance coverage. We cannot guarantee that product liability insurance will be available in the future on reasonable terms or at all.

         We will pay no dividends on our Common Stock.

         We have not paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future.

         Future issuance of shares may dilute present stockholders.

         Our Articles of Incorporation authorize the issuance of a maximum of 50,000,000 shares of Common Stock. Our shareholders may experience a substantial dilution in the percentage of the Common Stock they hold if we issue all or part of the remaining authorized Common Stock in the future. Moreover, we may value any Common Stock issued in the future on a basis other than the current market price of the Common Stock. Dilution could also occur if we issue our Common Stock for future services or acquisitions or other corporate actions. These actions could depress the market price of our Common Stock.

         Our Common Stock may be regulated as a "penny stock."

         Under United States securities regulations, "penny stocks" generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. Our Common Stock may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our Common Stock. The "penny stock rules" will not apply if the market price of our Common Stock is $5.00 or greater. There can be no assurance that the price of our Common Stock will maintain such a level.

         We can give no assurances that our forward looking statements will be correct.

         Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this Annual Report on Form 10-K. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 2.  PROPERTY

         The Company has its administrative and commercial offices as well as research and development facilities at 475 Armand-Frappier Boulevard, in Laval (Quebec), in the Greater Montreal Area. A 90,000-square-foot area of land was acquired by Bio Syntech Canada on which a 20,000-square-foot building was built to specifications to house administrative, commercial, scientific, and technical personnel. This complex is equipped to conduct high-level research and development and preliminary production of biomaterials.

         The Company's facilities are designed to be upgradeable to comply with Good Laboratory Practices (GLPs), while additional space will be devoted in the future to sites for operations compliant with Good Manufacturing Practices
(GMPs). The Company intends to initiate in the current fiscal year the necessary work to comply with GMP at an estimated cost of CDN$3,000,000 (US$2,069,679).

         The Company entered into a leaseback transaction in order to finance the cost of the building. The lease is for a period of 10 years starting September 1999 at a net rental of CDN$14,000 per month (US$9,658). The Company has an option to terminate the lease and to acquire the property from the landlord at a price of CDN$1,200,000 (US$827,872), which option it exercised on March 29, 2000. Closing of the purchase is anticipated to occur during April 2000.


ITEM 3.  LEGAL PROCEEDINGS

         There is no action, suit,  proceeding,  or investigation pending or, to
the  Company's  knowledge,   threatened  against  the  Company,   including  any
investigation of any governmental authority or body, except as described below:

         Robert Conyers (the "Plaintiff"), a former employee of the Company, commenced an action on November 16, 1999 in Superior Court, Province of Quebec, District of Montreal, against the Company and its Chief Executive Officer, Dr. Amine Selmani. Plaintiff alleges that he was wrongfully terminated as an employee and seeks CDN$96,581 in compensation allegedly due, the issuance to him of 100,000 shares of Common Stock that were to be subject to an option that was allegedly to have granted to him and CDN$25,000 in punitive damages. The Company and Dr. Selmani deny Plaintiff's allegations and believe that they have meritorious defenses to this action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on December 28, 1999 where holders of 4,350,000 shares of the 6,000,000 shares of Common Stock then outstanding entitled to vote were present or represented by proxy. The shareholders represented at the meeting unanimously voted Mr. Douglas Ansell to serve as a director of the Company and Messrs. R.K. McBride and John Michael Eckert to continue serving as directors of the Company. (Such directors subsequently resigned and were replaced by designees of Bio Syntech Canada.) Additionally, the following resolutions were voted on and unanimously approved by the shareholders represented at the meeting:

         o To allow the Board of Directors to issue up to 25,000,000 shares of Common Stock to use for acquisitions as the Board of Directors sees fit;

         o To authorize the Board of Directors to change the name of the Company at a time and to a name as the Board of Directors sees fit; and

         o To authorize the Board of Directors to effectuate a 3.75 for 1 forward stock split.


                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock has been eligible for trading on the Nasdaq Over The Counter Bulletin Board since the fourth quarter of 1999. The following table sets out the high and low bid prices of the Common Stock during the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                             High ($)         Low ($)
                                             --------         -------

1999     4th quarter                        $0.0000          $0.0000

2000     1st quarter (to March 27th)        $8.5625          $3.7500

         According to information furnished to the Company by the transfer agent for the Common Stock, as of March 9, 2000, there were 61 holders of record of the Common Stock, including depositories.

         The Company has never declared or paid any cash dividends on its Common Stock and presently anticipates that any future earnings will be retained for the development of its business. The payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company, and general business conditions.

         On December 28, 1999, the Company effectuated a 3.75-for-1 split of its Common Stock, as a result of which an aggregate of 8,525,000 shares of Common Stock was issued. The Company relied upon the provisions of Section 2(3) of the Securities Act of 1933, as amended (the "Securities Act"), inasmuch as such issuance did not constitute a sale. No consideration was given for such issuance and no underwriter was involved in such transaction.

         On February 29, 2000, the Company completed private placements of its securities yielding aggregate proceeds of US$2,350,000, in which it issued an aggregate of 470,000 shares of Common Stock and Warrants to purchase an additional 470,000 shares of Common Stock at a price of US$7.00 on or before September 30, 2001. The Company relied upon the exemption provided in Regulation S under the Securities Act. No underwriter was involved in the private placements.

ITEM 6.  PLAN OF OPERATION

         The Company is a development stage company that has had only minimal product revenues to date and is thus subject to numerous risks, including risks associated with product development, growth, manufacturing and competition. See "Item 1. Description of Business/Risk Factors" generally. The Company's plan of operations for calendar year 2000 is focused on pursuing the development of its technologies through direct research and development and collaborative agreements.

         The Company's operations are and will continue to be focused on research and development activities intended to develop biotherapeutic delivery systems made of proprietary biomaterials. Its strategy is to form collaborative partnerships with producers of therapeutics seeking delivery solutions that address the difficulties encountered with presently available delivery methods. At such time as an effective delivery solution were developed, the Company would enter into an agreement with its collaborative partner for the manufacture of the product in limited quantities by the Company for the purpose of regulatory approval and concomitant testing. At the conclusion of such phase, the product would be manufactured in commercial quantities, marketed and sold by the collaborative partner. The Company anticipates that the agreements with its collaborative partners would provide for an initial payment to the Company, progress payments as milestones are achieved during the regulatory approval/testing phase and percentage royalty payments once the product is in commercial production. Given the early stage of the Company's operations, there is no assurance that it will in fact enter into any such agreements.

Cash Requirements and Necessity to Raise Additional Funds During the next 12 Months

         As of March 15, 2000, the Company had cash on hand and short term investments of approximately US$4,000,000 (CDN $5,798,000). It anticipates that it will conduct one or more private placements of its securities under Regulation S during the remainder of 2000 and expects to raise over US $5,000,000 (CDN $7,247,500). As described below, it will be required to expend the sum of CDN $1,200,000 (US $827,872) to acquire the facility in which it conducts its operations. It also expects to expend between CDN $1,000,000 and CDN $1,500,000 (US $689,893 and US $1,034,839) during 2000 to equip its facility. The Company believes that the capital resources presently on hand and that it reasonably anticipates to available will be sufficient for projected capital expenditures and operating expenses for the next 12 months. See "Item 1. Description of Business/Risk Factors" for those risks associated with the need to finance the activities of the Company.

Research and Development

         For the fiscal years ended December 31, 1999 and 1998, Bio Syntech Canada spent CDN $1,244,337 (US $858,459) and CDN $332,606 (US $229,463) for
R&D, respectively. Research and development activities for calendar year 2000 will be centered on improving the Company's proprietary position in the field of advanced biomaterials and development activities with its corporate collaborators and its own in house programs. In order to provide a streamline of new technologies, it will dedicate a third of its research efforts to the discovery or enhancement of new biomaterial formulations. This will include a second generation of BST-Gel(TM) products and the creation of platform technologies capable of delivery of additional therapeutics. Another third of R&D efforts will be dedicated to collaborative programs of co-development with its corporate partners. These efforts will focus on establishing the performance of its drug delivery technologies with a number of therapeutics. Finally, the remainder of its R&D effort will focus on internal development programs for cartilage and bone repair. See "Item 1. Description of Business/Risk Factors" for those risks associated with the development of the Company's products.

Purchase of Plant and Significant Equipment

         See "Item 2. Property" for information in respect of the Company's exercise of its option to acquire the facility in which it conducts its operations.

         The Company's facilities are equipped to conduct high-level research and development and preliminary production of biomaterials. The Company's laboratories in Laval are designed to be upgradeable to comply with Good Laboratory Practices (GLPs). In addition, space on the second floor of the Company's premises has already been reserved for the construction of a Good Manufacturing Practices (GMP)-compliant facility for the production of clinical-grade biomaterials, BST-Gel(TM) and BST-Gel(TM)-related biomaterials. This will involve designing and building the necessary facilities, purchasing and installing the ancillary equipment, validating the facilities and equipment, and applying for FDA approval of the facilities. This undertaking is estimated to cost about CDN $3,000,000 (US $2,069,679), of which CDN $1,000,000 to CDN
$1,500,000 (US $689,893 to US $1,034,839) is expected to be expended during the remainder of 2000.

Employee Growth

         As of March 15, 2000, the Company had 25 employees, of whom 20 were engaged on R&D and five were engaged in corporate and administrative activities. Over the next 12 months, it intends to increase its corporate and administrative personnel to eight. The existing R&D team will be expanded by 10 to 15 persons. The total employee count is anticipated to be in the range of 40 employees by 2001. See "Item 1. Business/Risk Factors - Possible Inability to Manage Growth" and "--Dependence upon Key Personnel; Need to Hire Additional Qualified Personnel" for risks the Company may face in hiring and retaining additional personnel.


ITEM 7.            FINANCIAL STATEMENTS

See Table of Contents to Financial Statements below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Ernst & Young has served as the independent accountant for Bio Syntech Canada and for its predecessors since such corporations' inception. Under applicable accounting rules and policies, Bio Syntech Canada is deemed to be the acquirer of the Company as a result of the Transactions. Since the Transactions, Ernst & Young has served as the independent accountant of the Company.

         Barry L. Friedman of Las Vegas, Nevada, was the independent accountant of the Company prior to the Transactions.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 29, 2000 pursuant to Regulation 14A.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit 3.1 Articles of Incorporation - Incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10SB filed August 30, 1999.

 Exhibit 3.2 By-laws - Incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10SB filed August 30, 1999.

 Exhibit 2.1 Amalgamation Agreement made December 2, 1999, as amended and restated on February 15, 2000, among BioSyntech Inc., Bio Syntech Ltd. and 9083-5661 Quebec Inc. - Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 15, 2000.

 Exhibit 4.1 Exchange and Voting Agreement made February 16, 2000 among BioSyntech Inc., 9083-5661 Quebec Inc., Pierre Barnard and Bio Syntech Ltd. - Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 15, 2000.

 Exhibit 4.2 Support Agreement made February 15, 2000 among BioSyntech, Inc., 9083-5661 Quebec Inc. and Bio Syntech Ltd. - Incorporated by reference to Exhibit
                          4.2 to  Current  Report  on Form 8-K  dated  March 15,
                          2000.

*Exhibit 10.1             Amended and Restated Technology  Assignment  Agreement
                          among  Polyvalor  Limited  Partnership,   Bio  Syntech
                          Canada Inc., and BioSyntech Inc. dated March 15, 2000.

*Exhibit 10.2             BioSyntech, Inc. Stock Option Incentive Plan.

*Exhibit 10.3             Bio Syntech Canada Inc. Stock Option Incentive Plan.

*Exhibit 10.4             Non-Disclosure and  Confidentiality  Agreement between
                          Bio Syntech Ltd. and Sulzer Orthopedics Biologics Inc.
                          dated February 23, 1999.

*Exhibit 10.5             Material  Transfer  Agreement between Bio Syntech Ltd.
                          and Sulzer Orthopedics Ltd. dated January 4, 2000.

*Exhibit 10.6             Confidentiality Agreement between Bio Syntech Ltd. and
                          Reprogenesis, Inc. dated  May 31, 1999.

*Exhibit 10.7             Material  Transfer  Agreement between Bio Syntech Ltd.
                          and Reprogenesis, Inc. dated July 27, 1999.

*Exhibit 10.8             Confidential  Disclosure Agreement between Bio Syntech
                          Ltd. and Ophidian  Pharmaceuticals,  Inc. dated August
                          16, 1999.

*Exhibit 10.9             Biological  Material  Transfer  Agreement  between Bio
                          Syntech Ltd. and Ophidian Pharmaceuticals,  Inc. dated
                          August 16, 1999.

*Exhibit 10.10            Mutual  Confidentiality  and Non-Disclosure  Agreement
                          between Bio Syntech Ltd. and Viragen Incorporated dated September 2, 1999.

*Exhibit 10.11            Confidential  Disclosure Agreement between Bio Syntech
                          Ltd. and Ontogeny, Inc. dated October 26, 1999.

*Exhibit 10.12            Material  Transfer  Agreement between Bio Syntech Ltd.
                          and Ontogeny, Inc. dated December 3, 1999.

*Exhibit 10.13            Material  Transfer  Agreement between Bio Syntech Ltd.
                          and Biomet Manufacturing Corporation dated February 8,
                          2000.

*Exhibit 21               List of Subsidiaries of Company.

*Exhibit 23               Cosnent of Barry L. Friedman, CPA

*Exhibit 27               Financial Data Schedule.
----------------------------------
* Filed herewith.


(b) Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1999. The Company filed a Current Report on Form 8-K dated March 15, 2000, reporting under Item 1. Change in Control of Registrant and Item 2. Acquisition or Disposition of Assets - the Transactions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BIOSYNTECH,  INC.



March 29, 2000                              By:     /s/ Amine Selmani
                                                  ------------------------------
                                                  Amine Selmani
                                                  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                           Title             Date


/s/ Amine Selmani                  President;                    March 28, 2000
----------------------------       Chief Executive Officer;      ---------------
    Amine Selmani                  Chief Financial Officer;
                                   Chief Accounting Officer


/s/ Denis N. Beaudry               Director                      March 28, 2000
---------------------------                                      ---------------
    Denis N. Beaudry


/s/ Pierre Alary                   Director                      March 28, 2000
---------------------------                                      ---------------
    Pierre Alary


/s/ Jean-Yves Bourgeois            Director                      March 28, 2000
---------------------------                                      ---------------
    Jean-Yves Bourgeois


/s/ Pierre Ranger                  Director                     March 28, 2000
---------------------------                                     ----------------
    Pierre Ranger

                                BIOSYNTECH, INC.
     (Formerly Dream Team International, Inc.) (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                December 31, 1999
                                December 31, 1998
                                December 31, 1997

                                TABLE OF CONTENTS
                                -----------------


                                                                          PAGE #
                                                                          ------


            INDEPENDENT AUDITORS REPORT                                  F-1
            ----------------------------------------------------------------

            ASSETS                                                       F-2
            ----------------------------------------------------------------


            LIABILITIES AND STOCKHOLDERS' EQUITY                         F-3
            ----------------------------------------------------------------


            STATEMENT OF OPERATIONS                                      F-4
            ----------------------------------------------------------------


            STATEMENT OF STOCKHOLDERS' EQUITY                            F-5
            ----------------------------------------------------------------


            STATEMENT OF CASH FLOWS                                      F-6
            ----------------------------------------------------------------


            NOTES TO FINANCIAL STATEMENTS                         F-7 - F-12
            ----------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors                                             February 28, 2000
BIOSYNTECH, INC.
Las Vegas, Nevada

            I have audited the accompanying Balance Sheets of BIOSYNTECH, INC., (Formerly Dream Team International, Inc.), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

            In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIOSYNTECH, INC., (Formerly Dream Team International, Inc.), (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

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




Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------


                                        December    December     December
                                        31, 1999    31, 1998     31, 1997
                                       ----------  ----------   -----------


CURRENT ASSETS                         $        0   $        0   $         0
                                       ----------   ----------   -----------

      TOTAL CURRENT ASSETS             $        0   $        0   $         0
                                       ----------   ----------   -----------


OTHER ASSETS                           $        0   $        0   $         0
                                       ----------   ----------   -----------

      TOTAL OTHER ASSETS               $        0   $        0   $         0
                                       ----------   ----------   -----------



TOTAL ASSETS                           $        0   $        0   $         0
                                       ----------   ----------   -----------










     The  accompanying  notes are an  integral part of the financial statements.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                          December    December      December
                                          31, 1999    31, 1998      31, 1997
                                          --------    --------      --------

CURRENT LIABILITIES

      Advances Payable(Note #5)          $   4,235   $    1,135   $       235
                                         ---------   ----------   -----------

      TOTAL CURRENT LIABILITIES          $   4,235   $    1,135   $       235
                                         ---------   ----------   -----------

STOCKHOLDERS' EQUITY (Note #4)

      Common stock
      Par value $0.001
      Authorized 50,000,000 shares
      Issued and outstanding at

      December 31, 1997 -
      6,000,000 shares                                            $     6,000

      December 31, 1998 -
      6,000,000 shares                               $    6,000

      December 31, 1999 -
      22,500,00 shares                   $  22,500

      Additional Paid-In Capital           -16,500            0             0

      Deficit accumulated during
      The development stage                -10,235       -7,135        -6,235

TOTAL STOCKHOLDERS' EQUITY               $  -4,235   $   -1,135   $      -235
                                         ---------   ----------   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $       0   $        0   $         0
                                         ---------   ----------   -----------






    The accompanying notes are an integral part of the financial statements.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------


                                              Year           Year         Year       Dec.15,1994
                                              Ended          Ended        Ended      (Inception)
                                            Dec. 31,       Dec. 31,     Dec. 31,     to Dec. 31,
                                               1999          1998         1997          1999

INCOME
Revenue                                  $        0     $        0     $        0     $        0
                                         ----------     ----------     ----------     ----------


EXPENSES

General, Selling and
Administrative                           $    3,100     $      900     $        0     $   10,235
                                         ----------     ----------     ----------     ----------

            TOTAL EXPENSES               $    3,100     $      900     $        0     $   10,235
                                         ----------     ----------     ----------     ----------


NET PROFIT/LOSS (-)                      $   -3,100     $     -900     $       -0     $  -10,235
                                         ----------     ----------     ----------     ----------



Net Profit/Loss(-)
per weighted share
(Note 1)                                 $   -.0001     $   -.0001     $      NIL     $   -.0005
                                         ----------     ----------     ----------     ----------



Weighted average
Number of common
shares outstanding                       22,500,000     22,500,000     22,500,000     22,500,000
                                         ----------     ----------     ----------     ----------






    The accompanying notes are an integral part of the financial statements.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------


                                                                                    Additional            Accumu-
                                                  Common              Stock           paid-in              lated
                                                  Shares             Amount           Capital             Deficit

Balance,
December 31, 1996                               6,000,000          $ 6,000          $         0          $       -6,235

Net loss year ended
December 31, 1997                                                                                                     0
                                               ----------          -------          -----------          --------------


Balance,
December 31, 1997                               6,000,000          $ 6,000          $         0          $       -6,235

Net loss year ended
December 31, 1998                                                                                                  -900
                                               ----------          -------          -----------          --------------

Balance,
December 31, 1998                               6,000,000          $ 6,000          $         0          $       -7,135

December 28, 1999
Forward Stock Split
3.75:1                                         16,500,000           16,500              -16,500                       0

Net loss year ended
December 31, 1999                                                                                                -3,100
                                               ----------          -------          -----------          --------------

Balance,
December 31, 1999                              22,500,000          $22,500          $   -16,500          $      -10,235
                                               ----------          -------          -----------          --------------






    The accompanying notes are an integral part of the financial statements.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                            Year               Year                  Year              Dec.15,1994
                                            Ended              Ended                 Ended             (Inception)
                                          Dec. 31,           Dec. 31,              Dec. 31,            to Dec. 31,
                                            1999               1998                  1997                 1999
Cash Flows from
Operating Activities

      Net Loss                         $   -3,100         $        -900         $            0         $       -10,235

      Adjustment to
      Reconcile net loss
      To net cash provided
      by operating
      Activities                                0                     0                      0                       0

Changes in assets and
Liabilities

      Increase in current
      Liabilities

      Advances Payable                     +3,100                  +900                                         +4,235
                                       ----------         -------------         --------------         ---------------
Net cash used in
Operating activities                   $        0         $           0         $            0         $        -6,000

Cash Flows from
Investing Activities                            0                     0                      0                       0

Cash Flows from
Financing Activities

      Issuance of Common
      Stock for Cash                            0                     0                      0                  +6,000
                                       ----------         -------------         --------------         ---------------

Net Increase (decrease)                $        0         $           0         $            0         $             0

Cash,
Beginning of period                             0                     0                      0                       0
                                       ----------         -------------         --------------         ---------------

Cash, End of period                    $        0         $           0         $            0         $             0
                                       ----------         -------------         --------------         ---------------


    The accompanying notes are an integral part of the financial statements.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

           December 31, 1999, December 31, 1998, and December 31, 1997



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

            The Company was organized December 15, 1994, under the laws of the State of Nevada as BIOSYNTECH, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company. On December 28, 1999, the company changed its name from Dream Team International, Inc., to BIOSYNTECH, INC.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Accounting Method
            -----------------

                        The Company records income and expenses on the accrual method.

            Estimates
            ---------

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

            Cash and equivalents
            --------------------

                        The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

           December 31, 1999, December 31, 1998, and December 31, 1997


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


            Income Taxes
            ------------

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



            Loss Per Share
            --------------

                        Net  loss per  share  is  provided  in  accordance  with
                        Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilative common stock equivalents such as stock options.


            Year End
            --------

                        The Company has selected December 31st as its year-end.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

           December 31, 1999, December 31, 1998, and December 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


            Year 2000 Disclosure
            --------------------

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



NOTE 3 - INCOME TAXES

            There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

                       Net operation loss carry forward        $   10,235
                       Valuation allowance                     $   10,235

                       Net deferred tax asset                  $        0


            The federal net operation loss carry forward will expire in various amounts from 2014 to 2019.

            This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------

           December 31, 1999, December 31, 1998, and December 31, 1997



NOTE 4 - STOCKHOLDERS' EQUITY

            Common Stock
            ------------

            The  authorized   common  stock  of  the  corporation   consists  of
            50,000,000 shares with a par value of $0.001 per share.


            Preferred Stock
            ---------------

            The corporation has no preferred stock.


            On December 15, 1994, the Company issued 6,000,000 shares of its $0.001 par value common stock in consideration of $6,000 in cash.

            On December 28, 1999, the company had a forward stock split of 3.75:1, thus increasing the number of shares outstanding from 6,000,000 to 22,500,000.



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

                                BIOSYNTECH, INC.
                    (Formerly Dream Team International, Inc.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (Continued)
                    -----------------------------------------

           December 31, 1999, December 31, 1998, and December 31, 1997


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



NOTE 7 - SUBSEQUENT EVENTS

         Pursuant to an Amalgamation Agreement and related agreements, as amended (the "Exchange Agreements"), dated February 15, 2000 by and among the Company, its wholly-owned subsidiary 9083-5661 Quebec Inc., a Quebec corporation (the "Purchaser"), Bio Syntech Ltd., a Quebec corporation ("Bio Syntech"), and the shareholders of Bio Syntech (the "Bio Syntech Shareholders"), on February 29, 2000, the Purchaser and Bio Syntech were merged into one company under the name of Bio Syntech Canada Inc. ("Bio Syntech Canada"). As a result of the Exchange Agreements, the Company became the record and beneficial owner of all of the issued and outstanding shares of Bio Syntech Canada's Common Stock and the Bio Syntech Shareholders were issued non-voting exchangeable shares of Bio Syntech Canada's Preferred Stock (the "Class A Shares"). The Class A Shares are exchangeable on a share-for-share basis, for an aggregate of 15,177,036 shares (the "Company Shares") of Common Stock, $.001 par value, of the Company. The Company Shares issued under the Exchange Agreements are held in trust under the terms of an Exchange and Voting Agreement (the "Trust Agreement"), by and among the Company, Pierre Barnard (the "Trustee"), Bio Syntech and the Purchaser. (The foregoing transactions are referred to collectively hereinafter as the "Transactions").

         Prior to the Transactions, there were 11,625,000 shares of Common Stock outstanding, taking into account a 3.75 for 1 split effectuated on December 28, 1999 and the repurchase of 10,875,000 shares of Common Stock on February 2, 2000. As part of the Transactions, the Company completed two private placements (the "Private Placements") yielding gross proceeds of $2,350,000 in which it issued an aggregate of 470,000 shares of Common Stock and warrants (the "Warrants") to purchase an aggregate of 470,000 additional shares of Common Stock at a price of $7.00 on or before September 30, 2001. After giving effect of the Transactions, there are 27,272,036 shares of Common Stock outstanding. In addition, 1,500,000 shares of Common Stock are reserved for issuance upon exercise of options granted or to be granted under the Bio Syntech Canada Employee Stock Option Plan and 470,000 shares of Common Stock are reserved for issuance upon exercise of the Warrants.

         Each beneficial holder of the Class A Shares has voting rights in that number of Company Shares equal in number to the number of the Class A Shares held by such holder. Consequently, the Bio Syntech Shareholders hold securities with voting rights equal to approximately 55.7% of the total voting power of the outstanding Common Stock. At such time as the holders of Class A Shares may exchange such shares for the Company Shares, they will have the right to direct the disposition of such Company Shares.

         The sole source of consideration for issuance to the Bio Syntech Shareholders of the Class A Shares was the exchange of the Bio Syntech shares held by them. At such time as the Bio Syntech Shareholders may exchange their Class A Shares for Company Shares, the sole source of consideration for the transfer to them of the Company Shares will be such Class A Shares.