Form 10KSB/A
period 1999-12-31
BIOSYNTECH INC
filed 2000-05-02
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                 FORM 10-KSB/A

                                (Amendment No.1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to _________


                         Commission file number 0-27179


                                BioSyntech, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                       88-0329399
-------------------------------                        ----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

   475 Boulevard Armand-Frappier
       Laval, Quebec, Canada                                 H7V 4B3
   -----------------------------                           ----------
       (Address of principal                               (Zip Code)
        executive office)

                                 (450) 686-2437
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

         Check if the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year: $ 0.

         Based upon the last sale price of the issuer's Common Stock on March 23, 2000, the aggregate market value of the 19,162,036 outstanding shares of Common Stock held by non-affiliates of the issuer was $114,972,216.

         As of March 23, 2000, 27,272,036 shares of the issuer's Common Stock, $.001 par value (the "Common Stock") were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None


         Transitional Small Business Disclosure Format (check one):

                  / / Yes                            /X/  No


         BioSyntech, Inc. (the "Company") hereby amends Items 9 through 12 of its Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, to disclose the information originally anticipated to be incorporated by reference from the Company's definitive proxy statement pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



       Name                       Age      Title
       ----                       ---      -----

Amine Selmani                     43     Chairman of the Board,
                                         President and Chief Executive Officer
Denis N. Beaudry                  56     Director
Pierre Alary                      42     Director
Jean-Yves Bourgeois               33     Director
Pierre Ranger                     45     Director
Lucie Duval                       40     Secretary and Treasurer


         Amine Selmani - Dr. Selmani has served as Chairman of the Board, President and Chief Executive Officer of the Company since February 2000 and Chairman of the Board, President and Chief Executive Officer of Bio Syntech Canada and its predecessor corporation since its inception in November 1997. Prior to founding the predecessor corporation of Bio Syntech Canada in May 1995, Dr. Selmani had eight years of teaching experience at the Chemical Engineering Department and Biomedical Institute of Ecole Polytechnique as an Associate Professor from 1992 to 1997 and as an Assistant Professor from 1989 to 1992. Dr. Selmani received his Bachelor of Science and Master of Science Degrees in Physical Chemistry in 1979 and 1981, respectively, from the University of Bordeaux, France. He also obtained his Doctoral and Post Doctoral Degrees in
Materials Science from the University of Montreal in 1985 and Dalhousy University in 1988, respectively.

         Denis N. Beaudry - Mr. Beaudry has been a director of the Company since February 2000. Mr. Beaudry has been President and general manager of Polyvalor, Montreal, Quebec, Canada, a limited partnership formed by the Ecole Polytechnique for the purpose of commercializing the intellectual property of the Ecole Polytechnique. His role consists of enhancing the value of research results for commercial use by means of start-up of high-tech companies in which Polyvalor holds a participation or interest. Since 1984, he has occupied the position of director of the Centre de Developpement Technologique of the Ecole Polytechnique whose sphere of activities includes technology transfer, licensing of technology and software, joint creation with private industry of laboratories and research centers, strategic alliances, research partnerships, industrial chairs and the emergence of high technology enterprises. Mr. Beaudry was President of the Quebec Association of University Research Directors in 1992, and is at present a member of the Board of Directors of the Centre des Technologies Textiles, the College Rosemont, the Corporation de Financement de l'Institut de Cardiologie de Montreal, the Centre de Technologies du Gaz Naturel, the Corporation Commerciale de Materiaux Composites, the Centre de
Developpement Rapide de Produits et de Procedes, and the firms Sinlab Inc., Phytobiotech Inc., Polyplan Inc., Odotech Inc. and COESI Inc.

         Pierre Alary, CA - Mr. Alary has been a director of the Company since February 2000. Since August 1998, Mr. Alary has been a Vice President for Finance and Information Technologies at Bombardier Transportation, manufacturer and distributor of rail cars. Prior to joining Bombardier Transportation, Mr. Alary has held various positions from September 1978 to August

1998, including as Senior Partner, at Ernst & Young LLP, specializing in the biotechnology industry.

         Jean-Yves Bourgeois - Mr. Bourgeois has been a director of the Company since February 2000. Since 1999, Mr. Bourgeois has been a director and Senior Vice President in charge of corporate finance for eastern Canada of Canaccord, a securities broker/dealer. Prior to joining Canaccord, Mr. Bourgeois served as a Chief Financial Officer for Aeterna Laboratories from 1998 to 1999. From 1997 to 1998, Mr. Bourgeois had also been in charge of small capital market development, specializing in high technology and biotechnology industries in Quebec, Canada, for TD Securities, a securities broker/dealer. From 1992 to 1997, Mr. Bourgeois held various positions, including the head of corporate finance for eastern Canada, at Gordon Capital, a securities broker/dealer, where he specialized in high technology and biotechnology industries.

         Pierre Ranger - Mr. Ranger has been a director of the Company since February 2000. Since 1991, Mr. Ranger has been a teaching professor in the orthopedic residents program at the CMDP Sacred Heart Hospital of Montreal. Mr. Ranger received his Doctoral of Medicine Degree from the University of Montreal in 1979 and Diploma of Sports Medicine in 1996.

         Lucie Duval - Ms. Duval has been the Secretary and Treasurer of the Company since February 2000 and Secretary and Treasurer of Bio Syntech Canada and its predecessor corporation since July 1, 1999. From 1986 to 1996, Mrs Duval was a financial counselor for the city of Montreal, Canada.


         Mr. Beaudry is the nominee of Polyvalor which has the right to appoint one nominee to the Board of Directors under the Assignment Agreement. There are no family relationships among directors and executive officers. Directors are elected for a term of office to expire at the annual meeting of stockholders after their election.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers and directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

         No remuneration was paid during the fiscal year ended December 31, 1999 to executive officers of the Company. The following table sets forth, for the periods indicated, all compensation awarded to, earned by or paid to the chief executive officer of Bio Syntech, which was merged with the Company's wholly-owned subsidiary, Bio Syntech Canada, effective February 29, 2000. No other executive officers of Bio Syntech received annual compensation in excess of US $100,000 during the periods indicated.


Summary Compensation Table


                                                                    Long-Term
                                                                  Compensation:
                                             Annual Compensation      Award
                                             -------------------      -----

  Name and Position         Year(1)       Salary       Bonus(2)    # of Options
  -----------------         -------       ------       --------    ------------

          Amine Selmani       1999      CDN$120,000       $0        312,500(3)
          President and                (US $82,787)
         Chief Executive
             Officer          1998      CDN$120,000       $0            -
                                       (US $82,787)

                              1997          $0            $0            -

----------------

(1)      Bio Syntech commenced operations in November 1997.

(2) Certain of the executive officers of the Company routinely receive other benefits from the Company, the amounts of which are customary in the Company's industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during each of the periods reflected in the table above did not exceed the lesser of US$50,000 (CDN $72,475) or 10% of the compensation set forth above for any named individual in respect of any such period.

(3) Represents options awarded under the Bio Syntech Canada stock option plan, as described below.

Stock Options

         The Company has created a stock option plan (the "Plan") for its key employees, its directors and officers and certain consultants. The Plan is administered by the Board of Directors of the Company (the "Board"). The Board may from time to time designate individuals to whom options to purchase shares of common stock of the capital stock of the Company may be granted and the number of shares to be optioned to each. The total number of common shares to be optioned to any one individual shall not exceed 5% of the total of the issued and outstanding shares. The execution price per share of Common Stock of the options shall be fixed by the Board when such options are granted and may not involve a discount to the market price of the shares of Common Stock at the time of grant. The period during which an option is exercisable shall not exceed 10 years from the date the option is granted. The options may not be assigned or transferred and expire within a fixed period from the termination of employment or death of the beneficiary. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of Common Stock of the Company, each option may become fully and immediately exercisable, subject to the discretion of the Board. No options have been granted under the Plan as of the date hereof.

         Prior to the Transactions, Bio Syntech Canada had created a stock option plan (the "BSCPlan") for its key employees, its directors and officers. Options enabling their beneficiaries to acquire a total of 1,500,000 Class A Shares exchangeable for shares of the Company's Common Stock have been granted and are outstanding under the BSCPlan. The BSCPlan has been discontinued as a result of the Transactions and consequently, no new options will be granted under the BSCPlan. Options granted under the BSCPlan may not be assigned or transferred and expire within a fixed period from the termination of employment or death of the beneficiary. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of Common Stock of the Company, each option may become fully and immediately exercisable, subject to the discretion of the Board.

         The following table sets forth certain information regarding stock options granted under the BSCPlan to the executives of the Company and its subsidiaries named in the Summary Compensation Table above. The Company has never granted any stock appreciation rights.


Option Grants under the BSCPlan


                  Number of      % of Total
                  Securities      Options
                  Underlying     Granted to     Exercise of
                    Option      Employees in     Base Price     Expiration
     Name        Granted (#)    Fiscal Year      ($/share)         Date
 -----------     -----------    -----------      ---------         ----

 Amine Selmani   312,500           20.8%           $0.75         12/01/01


Aggregated Option Exercises and Option Values

         No options had been exercised under the BSCPlan as of December 31, 1999 and these options had no ascertainable value as of that date given that the Transactions were not effective and that Bio Syntech Canada was a private company.

Other Compensation Plans

         The company has no pension plan or other compensation plans for its executive officers or directors.


Compensation of Directors

         No fees or other remuneration were paid to directors of the Company during the fiscal year ended December 31, 1999, with the exception of reimbursement of expenses. The Board will determine the remuneration of the directors and officers of the Company during the current and subsequent fiscal years.


Employment Agreements

         The Company presently does not have any employment agreement with any of its executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information as of February 29, 2000 regarding the beneficial ownership of shares of Common Stock by the Company's current directors and executive officers and those persons or entities who, to the Company's knowledge, beneficially own more than 5% of the Common Stock:



                                       Shares of Common   Percentage of Common
  Name and Address of                 Stock Beneficially   Stock Beneficially
   Beneficial Owner                     Owned (1)(2)            Owned (3)
  ------------------                   --------------          ----------

9083-1496 Quebec Inc. (4)                7,640,000                28.0%
475 Boulevard Armand-Frappier
Laval, Quebec, Canada H7V 4B3

Amine Selmani (4)                        7,952,500(5)             28.8%
475 Boulevard Armand-Frappier
Laval, Quebec, Canada H7V 4B3

Denis N. Beaudry (6)                             0(6)              --
3744 Jean-Brillant, Suite 6332
Montreal, Quebec, Canada H3B 1P1

Pierre Alary                                     0                 --
1101 Parent Street
Saint-Bruno, Quebec, Canada J3V 6E6

Jean-Yves Bourgeois                              0                 --
119 du Bearn Avenue
Saint-Lambert, Quebec, Canada
J4S 1K6

Pierre Ranger (7)                          100,000                 0.4%
1800, Boulevard Le Corbusier,
bur.113
Laval, Quebec, Canada H7S 2K1

Lucie Duval (8)                             30,000                 --
1111 Arthur Lismer
Montreal, Quebec, Canada H4N 3J3

All Officers and Directors               8,082,500                29.1%
as a group (6 persons)

------------

(1) Includes rights to acquire shares of Common Stock through the exchange of Class A Shares. See "Item 1. Description of Business/History of the Company" for information in respect of the exchange of Class A Shares for shares of Common Stock.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days after February 29, 2000 upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days after February 29, 2000 have been exercised or converted.

(3)      Based upon 27,272,036 outstanding shares of Common Stock.

(4) Dr. Selmani does not own directly any Class A Shares or Common Stock. However, by virtue of his ownership of 9083-1496 Quebec Inc., Dr. Selmani has shared voting and dispositive power with respect to the 7,640,000 Class A Shares owned by 9083-1496 Quebec Inc. Dr. Selmani also may be deemed the beneficial owner of 312,500 shares of Common Stock that would be held by him upon exchange of 312,500 Class A Shares issuable upon exercise of options granted to him under the BSCPlan.

(5) Does not include an aggregate of 1,085,000 shares of Common Stock beneficially owned by Monique Jarry, the spouse of Dr. Selmani. Dr. Selmani disclaims beneficial ownership of such shares.

(6) Denis N. Beaudry is the representative of Polyvalor on the Company's Board. Does not include 1,072,000 Class A Shares beneficially owned by Polyvalor which are exchangeable on a one-for-one basis for shares of Common Stock. See "Item 1. Description of Business/Agreement with Polyvalor." Mr. Beaudry disclaims beneficial ownership of such shares.

(7) Represents 100,000 shares of Common Stock that would be beneficially owned by Mr. Ranger upon exchange of 100,000 Class A Shares issuable upon exercise of an option granted to him under the BSCPlan.

(8) Represents 30,000 shares of Common Stock that would be beneficially owned by Ms. Duval upon exchange of 30,000 Class A Shares issuable upon exercise of an option granted to her under the BSCPlan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The  information   set  forth  in  "Item  1.   Description  of
Business/History   of  the  Company"  and   "--Agreement   with   Polyvalor"  is
incorporated herein by reference.



           [The remainder of this page was intentionally left blank.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BIOSYNTECH,  INC.



April 28, 2000                       By:      /s/ Amine Selmani
                                              ---------------------------
                                              Amine Selmani,
                                              President


                                POWER OF ATTORNEY

         BioSyntech, Inc. and each of the undersigned do hereby appoint Dr. Amine Selmani, its or his true and lawful attorney to execute on behalf of BioSyntech, Inc. and the undersigned any and all amendments to the Annual Report on Form 10- KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                        Title                       Date
         ---------                        -----                       ----


/s/ Amine Selmani                President;                      April 28, 2000
----------------------------
    Amine Selmani                Chief Executive Officer;
                                 Chief Financial Officer;
                                 Chief Accounting Officer

/s/ Denis N. Beaudry             Director                        April 30, 2000
----------------------------
    Denis N. Beaudry


/s/ Pierre Alary                 Director                        April 28, 2000
----------------------------
    Pierre Alary


                                 Director                        April   , 2000
----------------------------
    Jean-Yves Bourgeois


                                 Director                        April   , 2000
    Pierre Ranger