Form 10QSB
period 2000-03-31
BIOSYNTECH INC
filed 2000-05-15
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:         March 31, 2000
                                        -------------------------------------

(  )     TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------  ---------------------

Commission File Number: 0-27179
                       --------------

                                BioSyntech, Inc.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

             Nevada                                              88-0329399
 ------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

          475 Boulevard Armand-Frappier, Laval, Quebec, Canada H7V 4B3
      ---------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (450) 686-2437
      ---------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check  whether  the  issuer  (1) has filed all  reports  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (X) Yes ( ) No


                       APPLICABLE ONLY TO CORPORATE ISSUER

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 28,115,536 shares of Common Stock as of March 31, 2000.

         Transitional Small Business Disclosure Format (check one):

         ( ) Yes (X)  No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Interim Balance Sheets                      2
                    as of March 31, 2000 and 1999 (unaudited)
                  Consolidated Interim Statements of Operations            3
                    cumulative from inception to March 31, 2000
                    and for the three months ended March 31, 2000
                    and 1999 (unaudited)
                  Statements of Stockholders' Equity (Deficiency)          4
                    from inception to March 31, 2000 (unaudited)
                  Consolidated Interim Statements of Cash Flows            5
                    cumulative from inception to March 31, 2000
                    and for the three months ended March 31, 2000
                    and 1999 (unaudited)
                  Note to Consolidated Interim Financial Statements        6
                    (unaudited)

Item 2.          Plan of Operations                                       18

PART II.         OTHER INFORMATION

Item 2.          Changes in Securities                                    20

Item 6.          Exhibits and Reports on Form 8-K                         21

Signatures                                                                21

                          CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                          BIOSYNTECH, INC.
                          [formerly Dream Team International Inc.]
                          [a development stage company]
                          Unaudited



                          March 31, 2000 and 1999

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                  CONSOLIDATED INTERIM BALANCE SHEETs [note 1]


As of March 31, 2000 and 1999                                         Unaudited
[In Canadian dollars]
                                                          2000          1999
                                                           $              $
--------------------------------------------------------------------------------

ASSETS
Current assets
Cash and cash equivalents                              7,301,143         57,297
Short-term investment [note 3]                            75,000           --
Accounts receivable [note 4]                              91,376         68,460
Inventory                                                 47,188         23,700
Investment tax credits receivable [note 10]              575,000        603,663
Prepaid expenses                                          18,365           --
--------------------------------------------------------------------------------
                                                       8,108,072        753,120
--------------------------------------------------------------------------------
Property, plant and equipment [note 5]                 1,500,890      1,665,163
Other assets                                              16,650         15,867
--------------------------------------------------------------------------------
                                                       9,625,612      2,434,150
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    (DEFICIENCY)
Current liabilities
Demand loan [note 6]                                        --          518,598
Accounts payable and accrued liabilities               1,060,928        579,552
Due to shareholder, without interest and
    repayment terms                                       10,000         30,394
Deferred revenues                                         65,451           --
Current portion of long-term debt [note 7]                75,000        400,000
Current portion of obligations under capital
    leases [note 8]                                       83,479         56,452
--------------------------------------------------------------------------------
                                                       1,294,858      1,584,996
--------------------------------------------------------------------------------
Long-term debt [note 7]                                  225,000        300,000
Obligations under capital leases [note 8]                912,266        991,736
--------------------------------------------------------------------------------
                                                       2,432,124      2,876,732
--------------------------------------------------------------------------------

Shareholders' equity (deficiency)
Common stock [notes 1 and 9]
Par value $0.001
Authorized 50,000,000 shares
Issued and outstanding
   28,115,536 common shares                           13,132,702      2,662,909
Additional paid-in capital                             1,715,910      1,309,350
Deficit accumulated during the development stage      (7,655,124)    (4,414,841)
--------------------------------------------------------------------------------
                                                       7,193,488       (442,582)
--------------------------------------------------------------------------------
                                                       9,625,612      2,434,150
================================================================================

Commitment [note 12]
Contingent liability [note 13]

See accompanying notes


--------------------------------          --------------------------------------
Director                                  Director

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                    [note 1]


Three months ended March 31, 2000 and 1999                                 Unaudited
[In Canadian dollars]

                                            Cumulative
                                          from inception
                                         to March 31, 2000      2000          1999
------------------------------------------------------------------------------------
                                                 $                $             $
------------------------------------------------------------------------------------
Sales                                         168,138            --             --
Cost of sales                                  71,962            --             --
------------------------------------------------------------------------------------
                                               96,176            --             --
------------------------------------------------------------------------------------

Research and development
   expenses                                 5,653,972         335,032        536,186
Investment tax credits                     (1,413,364)       (102,364)       (31,043)
General and administrative
   expenses                                 3,082,139         301,891        167,014
Interest on long-term debt                    238,337          55,651         15,895
Amortization of property, plant
   and equipment                              213,221          41,634         18,198
Interest revenue                              (23,005)        (14,376)        (3,859)
------------------------------------------------------------------------------------
                                            7,751,300         617,468        702,391
------------------------------------------------------------------------------------
Net loss for the period [note 10]           7,655,124         617,468        702,391
Deficit accumulated during the
development stage, beginning of period           --         7,037,656      3,712,450
------------------------------------------------------------------------------------
Deficit accumulated during the
development stage, end of period            7,655,124       7,655,124      4,414,841
====================================================================================
Weighted average number of shares
   outstanding                                             18,295,094      12,163,807
Basic and diluted loss per share                                 0.03           0.06
====================================================================================

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    [note 1]


From inception to March 31, 2000                                                                                        Unaudited
[In Canadian dollars]

                                                                Common Shares
                                                           ----------------------
                                                                                        Additional
                                                                                          paid-in      Accumulated
                                                           Shares           Amount        capital         deficit         Total
                                                                              $              $               $              $
--------------------------------------------------------------------------------------------------------------------------------


Balance, May 10, 1995                                     8,525,000              1           --             --                1
Net loss 1996 (325 day period)                                 --             --             --           (2,865)        (2,865)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                   8,525,000              1           --           (2,865)        (2,864)
Net loss 1997                                                  --             --             --           (9,332)        (9,332)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                   8,525,000              1           --          (12,197)       (12,196)
Deemed common shares paid up and issued on
August 3, 1998 for cash                                        --          215,000           --             --          215,000
Net loss 1998                                                  --             --             --         (236,987)      (236,987)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                   8,525,000        215,001           --         (249,184)       (34,183)
Deemed common shares issued for cash                      3,686,579      2,538,108           --             --        2,538,108
Deemed options granted to consultants                          --             --        1,309,350           --        1,309,350
Net loss for the period                                                                      --       (4,165,657)    (4,165,657)
Deemed share issuance costs                                    --          (90,200)          --             --          (90,200)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  12,211,579      2,662,909      1,309,350     (4,414,841)      (442,582)
Deemed common shares issued for cash                      2,965,457      3,667,222           --             --        3,667,222
Deemed options granted to consultants                          --             --          406,560           --          406,560
Net loss for the period ended February 28, 2000                --             --             --       (2,850,977)    (2,850,977)
--------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                     15,177,036      6,330,131      1,715,910     (7,265,818)       780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.
[note 1]                                                 12,095,000      2,873,848           --             --        2,873,848
March 31, 2000, issuance [note 9]                           843,500      4,270,243           --             --        4,270,243
Share issuance costs [note 9]                                  --         (341,520)          --             --         (341,520)
Net loss for the period from February 29, 2000
to March 31, 2000                                              --             --             --         (389,306)      (389,306)
--------------------------------------------------------------------------------------------------------------------------------
                                                         28,115,536     13,132,702      1,715,910     (7,655,124)     7,193,488
================================================================================================================================


BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                       CONSOLIDATED INTERIM STATEMENTS OF
                               CASH FLOWS [note 1]


Three months ended March 31, 2000 and 1999                                                                     Unaudited
[In Canadian dollars]

                                                                     Cumulative
                                                                   from inception
                                                                  to March 31, 2000           2000              1999
------------------------------------------------------------------------------------------------------------------------
                                                                          $                    $                 $
------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                              (7,655,124)           (617,468)         (702,391)
Items not affecting cash
   Amortization of property, plant and equipment                         213,221              41,634            18,198
   Services paid by the isssuance of common stock                      2,527,000                --                --
   Options granted to consultants                                      1,715,910                --                --
------------------------------------------------------------------------------------------------------------------------
                                                                      (3,198,993)           (575,834)         (684,193)
Changes in working capital assets and liabilities
    Accounts receivable                                                  (91,376)            (19,047)          116,006
    Inventory                                                            (47,188)            (16,213)             --
    Investment tax credits receivable                                   (575,000)           (102,364)          (41,854)
    Prepaid expenses                                                     (18,365)            (13,103)          335,026
    Deferred revenues                                                     65,451                --                --
    Accounts payable and accrued liabilities                           1,044,440             182,059           244,920
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                  (2,821,031)           (544,502)          (30,095)
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                (75,251)             (5,001)         (540,577)
Purchase of short-term investment                                        (75,000)               --                --
Purchase of other assets                                                 (16,650)               --              (1,667)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                    (166,901)             (5,001)         (542,244)
------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in long-term debt                                               700,000                --             206,250
Reimbursement of long-term debt                                         (400,000)            (18,750)             --
Proceeds of demand loan                                                  581,845                --              59,753
Reimbursement of demand loan                                            (581,845)           (585,000)             --
Increase in due to shareholder                                            30,394                --              20,394
Decrease in due to shareholder                                           (20,394)               --                --
Reimbursement of obligations under capital leases                       (643,116)            (14,326)          (32,766)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior the reverse acquisition                                      3,890,068           2,595,222           226,348
Proceeds from issuance of common shares
    of BioSyntech, Inc. prior the reverse acquisition                  3,399,980           3,399,980              --
Repurchase of common stock of BioSyntech, Inc.
    prior the reverse acquisition                                       (506,380)           (506,380)             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                      4,270,243           4,270,243              --
Share issuance costs                                                    (431,720)           (341,520)             --
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                  10,289,075           8,799,469           479,979
------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              7,301,143           8,249,966           (92,360)
Cash and cash equivalents, beginning of period                              --              (948,823)          149,657
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               7,301,143           7,301,143            57,297
========================================================================================================================
Additional information :
Interest paid                                                            228,351              39,935            15,895
========================================================================================================================

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated on December 14, 1994 under the laws of the State of Nevada. These unaudited consolidated interim financial statements have been prepared to be included in the Company's 10QSB form.

Pursuant to an Amalgamation agreement dated February 15, 2000, 9083-5661 Quebec Inc., a wholly-owned subsidiary of the Company, and Bio Syntech Ltd. ("Bio Syntech") [a development stage company] were merged into one company under the name of Bio Syntech Canada Inc. ("Bio Syntech Canada"). As a result of the merger, the Company became the record and beneficial owner of all of the issued and outstanding voting shares of Bio Syntech Canada. The Bio Syntech shareholders were issued 15,177,036 non-voting exchangeable shares of Bio Syntech Canada's Preferred Stock (the "Class A Shares"). The Class A Shares are exchangeable on a share-for-share basis (15,177,036) of common stock of the Company. As at March 31, 2000, the related 15,177,036 shares of common stock of the Company have been reserved and placed in trust though are considered issued and outstanding.

Each beneficial holder of the Class A Shares has voting rights in the number of Company shares equal to the number of the Class A Shares held by such holder. Therefore, the Bio Syntech shareholders hold securities with voting rights equal to approximately 54% of the total voting power of the outstanding common stock of the Company. This transaction is considered an acquisition of the Company, which at the date of the transaction was a shell company, by Bio Syntech and has been accounted for as a purchase of the net assets of the Company by Bio Syntech in these consolidated interim financial statements. Accordingly, this transaction represents a recapitalization of Bio Syntech, the legal subsidiary effective February 29, 2000.

These consolidated interim financial statements are the continuation of the financial statements of the accounting acquirer Bio Syntech. Bio Syntech's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Figures for the three-month period ended as at March 31, 2000 and 1999 are those of Bio Syntech. For purpose of the acquisition, the fair value of the net assets of the Company of $2,873,848 is ascribed to the 12,095,000 previously outstanding common shares of the Company deemed to be issued in the acquisition as follows:

                                                                      $
--------------------------------------------------------------------------------
Note receivable from Bio Syntech Ltd.                             2,879,986
Accounts payable and accrued liabilities                             (6,138)
--------------------------------------------------------------------------------
Purchase price                                                    2,873,848
================================================================================

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]




1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION [Cont'd]

The Company is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but must be transported to the site of action. The Company has limited revenues to date and is thus subject to numerous risks, including risks associated with product development, growth, manufacturing and competition.

The Company believes that the capital resources presently on hand and that it reasonably anticipates to be available will be sufficient for the projected capital expenditures and operating expenses over the next twelve months.



2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. These financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The significant accounting principles are as follows:

Cash equivalents

Cash equivalents are short-term, highly liquid, held-to-maturity investments, with a maturity of 90 days or less from the date of purchase, accounted for at amortized cost.

Inventory

Inventory consists mainly of raw materials. The Company periodically evaluates the carrying value of its inventory and makes any adjustments necessary. Inventories are stated at the lower of cost (on a first-in, first-out basis) and replacement cost.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Property, plant and equipment

Property, plant and equipment are recorded at cost. They are amortized over their estimated useful life on a straight-line basis as follows:

Building under capital lease                                            10 years
Office furniture                                                         5 years
Equipment under capital lease                                           10 years
Office furniture under capital lease                                     5 years

Research and development expenditures

Research and development expenditures are expensed as incurred.

Foreign exchange

Monetary assets and liabilities denominated in a foreign currency are translated at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the rate of exchange prevailing at the date of the transaction. Revenues and expenses are translated at the monthly average exchange rate prevailing during the period. Foreign exchange gains and losses are included in the determination of net earnings. The Canadian dollar is the functional currency of the Company.

Income taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 Accounting for income taxes ("SFAS 109").

Government assistance

Government assistance in connection with research and development activities is recognized as an expense reduction in the year that the related expenditure is incurred. Government assistance in connection with capital expenditures is treated as a reduction of the cost of the applicable asset.

Federal and provincial investment tax credits are accounted for using the cost reduction method which recognizes the credits as a reduction of the cost of the related assets or expenditures in the year in which the credits are earned and when there is reasonable assurance of their recovery.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Stock option plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options for options granted to employees and directors. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.

Impairment of long-lived assets and long-lived assets to be disposed of

The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Basic and diluted loss per common share

Per share amounts have been computed based on the weighted average number of common shares outstanding each period. The weighted average number of common shares outstanding prior to the transaction on February 29, 2000 are based on the number of Bio Syntech common shares outstanding during that period.

Bio Syntech Canada 15,177,036 exchangeable shares outstanding are deemed to be outstanding common shares of the Company for the purposes of the loss per share calculations and share continuity disclosures because the exchangeable shares are the economic equivalent of common shares of the Company.


3.          SHORT-TERM INVESTMENT

The short-term investment consists of a held-to-maturity term deposit and is pledged as collateral security against a letter of guarantee issued by a financial institution. The investment is stated at cost.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


4.        ACCOUNTS RECEIVABLE
                                                   2000                    1999
                                                    $                       $
--------------------------------------------------------------------------------

Sales tax receivable                              73,623                 35,881
Grants receivable                                  3,462                 20,423
Others                                            14,291                 12,156
--------------------------------------------------------------------------------
                                                  91,376                 68,460
================================================================================

The grants receivable have been recorded against research and development expenses.



5.       PROPERTY, PLANT AND EQUIPMENT

                                                      Accumulated        Net
                                           Cost       amortization    book value
                                             $             $              $
--------------------------------------------------------------------------------

2000
Building under capital lease             1,614,629      188,389      1,426,240
Office furniture                            74,357       20,954         53,403
Equipment under capital lease               18,050        3,009         15,041
Office furniture under capital lease         7,025          819          6,206
--------------------------------------------------------------------------------
                                         1,714,061      213,171      1,500,890
================================================================================

1999
Building under capital lease             1,613,785       27,000      1,586,785
Office furniture                            68,370        6,837         61,533
Equipment under capital lease               18,050        1,205         16,845
--------------------------------------------------------------------------------
                                         1,700,205       35,042      1,665,163
================================================================================



6.        DEMAND LOAN AND CREDIT FACILITY

The demand loan of $518,598 carried interest at prime rate plus 1.75% and was payable upon receipt of investment tax credits. It was reimbursed during the period ended March 31, 2000.

The Company has a $50,000 credit facility, maturing July 31, 2000, payable upon demand, bearing interest at prime rate plus 2.5%. A $50,000 charge on inventory and accounts receivable was granted to the financial institution with respect to this facility. As of March 31, 2000, no amount was drawn under this credit facility.

7.        LONG-TERM DEBT

                                                      2000          1999
                                                       $             $
--------------------------------------------------------------------------------

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


Bank  loan  bearing  interest  at  prime
rate,  preceded by an interest exemption
period  covered by the Fonds  d'Aide aux
Entreprises,   until  April  24,   2001,
maturing on March 25,  2006,  payable in
monthly   instalments   of  $3,333  plus
interest  (7.00% as of March  31,  2000)
starting on April 25, 2001.  The debt is
collateralized  by the Fonds  d'Aide aux
Entreprises and a $200,000 charge on all
tangible and intangible assets.                           200,000      200,000

Bank loan bearing interest at prime rate
plus 3.0% (10.0% as of March 31,  2000),
maturing  on July 26,  2001,  payable by
monthly   instalments   of  $6,250  plus
interest. A $225,000 charge on equipment
was granted.                                              100,000      175,000

Term loan, without interest, until March 31,
2000, reimbursed in 1999.                                   --         325,000
--------------------------------------------------------------------------------
                                                          300,000      700,000
Less: current portion                                      75,000      400,000
--------------------------------------------------------------------------------
                                                          225,000      300,000
================================================================================

The principal instalments payable are as follows:

                                                                           $
--------------------------------------------------------------------------------

2001                                                                    75,000
2002                                                                    61,667
2003                                                                    40,000
2004                                                                    40,000
2005                                                                    40,000
Subsequent to 2005                                                      43,333
--------------------------------------------------------------------------------
                                                                       300,000
================================================================================



8.        obligations UNDER capital leaseS

Future minimum lease payments under the capital leases are as follows:

                                                                           $
--------------------------------------------------------------------------------

2001                                                                   180,278
2002                                                                   170,409
2003                                                                   168,000
2004                                                                   168,000
2005                                                                   168,000

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]



Subsequent to 2005                                                     644,000
--------------------------------------------------------------------------------
                                                                     1,498,687
Less: interest portion at rates varying between 10% and 14.38%        (502,942)
--------------------------------------------------------------------------------
                                                                       995,745
Less: current portion                                                   83,479
--------------------------------------------------------------------------------
                                                                       912,266
================================================================================


9.        CAPITAL STOCK

Authorized

The authorized common shares of the Company consist of 50,000,000 shares with a par value of $0.001 per share.

On February 2, 2000, the Company completed a private placement yielding gross proceeds of US$2,350,000 and issued 470,000 common shares and 470,000 warrants entitling the holder to purchase an aggregate of 470,000 common shares at a price of US$7.00 on or before September 30, 2001.

On March 31, 2000, the Company issued 723,500 common shares in consideration of $3,670,243 (US$2,532,250) and 120,000 common shares in consideration of $600,000. The share issue costs amounted to $341,520 (US$234,980). As part of this transaction, a total of 843,500 warrants were issued which entitle the holder to purchase an aggregate of 843,500 common shares at a price of US$4.50 on or before March 30, 2001.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


9.        CAPITAL STOCK [Cont'd]

As of March 31, 2000, a total of 1,313,500 warrants issued by the Company are outstanding.

On February 25, 2000 Bio Syntech issued shares for a total consideration of $2,595,222 pursuant to the exercise of warrants.

Stock options


Under the Company's Stock Option Plan, options may be granted for an authorized maximum of 2,500,000 shares of common stock to employees, directors and senior consultants. No options have been granted by the Company.

The subsidiary's option plan has 1,500,000 options granted entitling the holders to purchase 1,500,000 Class A shares of Bio Syntech Canada which are exchangeable in common shares of the Company at a price varying between $0.75 and $2.17.

The Company accounts for options granted to employees and directors under the Plan using APB No.25, under which no compensation cost has been recognized for stock options granted.

The following table summarizes information with respect to stock options outstanding for the subsidiary's option plan that the holder may convert into common shares of the Company at March 31, 2000:

                                   Options outstanding and exercisable
                             ----------------------------------------------
   Exercise price                     Number         Weighted average remaining
          $                        outstanding       contractual life (years)
--------------------------------------------------------------------------------

        0.75                       1,147,500                    2.31
        1.75                         100,000                    8.25
        2.17                         252,500                    1.92
--------------------------------------------------------------------------------
                                   1,500,000                    2.69
================================================================================

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]



10.       INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had continuous losses and there is no assurance that there will be future taxable income which might offset the current loss carryforward.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              2000       1999
                                                                                $          $
--------------------------------------------------------------------------------------------------

Deferred tax assets
Net operating loss carryforwards                                            343,207     123,193
Scientific research and experimental development expenses                   321,924     250,823
Excess of tax basis of financing fees over accounting value                  11,298      15,064
Excess of tax basis of capital assets over accounting value                 282,753     300,266
--------------------------------------------------------------------------------------------------
Total deferred tax assets                                                   959,182     689,346
==================================================================================================

Deferred tax liabilities
Excess of accounting value of capital assets over tax basis                 266,433     297,494
Investment tax credits                                                       67,722      84,220
--------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                              334,155     381,714
==================================================================================================

Net deferred tax assets (liabilities)
Deferred tax assets                                                         959,182     689,346
Deferred tax liabilities                                                    334,155     381,714
--------------------------------------------------------------------------------------------------
                                                                            625,027     307,632
Valuation allowance                                                         625,027     307,632
--------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                                          --          --
==================================================================================================

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]



10.       INCOME TAXES [Cont'd]

The Company has tax loss and investment tax credit carryforwards for income tax purposes in the amount of $1,832,000 and $119,000, respectively, the benefit of which has not been recognized and that expire as follows:

                                                  Tax          Investment tax
                                                losses             credits
                                                   $                 $
--------------------------------------------------------------------------------

2003                                             3,000                --
2004                                             9,000                --
2005                                            39,000                --
2006                                           605,000                --
2007                                         1,176,000                --
2008                                                --            32,000
2009                                                --            65,000
2010                                                --            22,000
--------------------------------------------------------------------------------

The Company has accumulated temporary differences that are not reflected in the financial statements. The differences are mainly in relation to scientific research and experimental development and are in the amount of approximately $1,449,262 at the Canadian federal level and $2,229,794 in Quebec.

The investment tax credits recorded by the Company are subject to review and approval by the tax authorities and it is possible that the amounts granted will be different from the amounts accounted for.



11.       FINANCIAL INSTRUMENTS

[a]      Fair value

Short-term financial assets and liabilities

The carrying amounts of short-term financial assets and liabilities are a reasonable estimate of the fair values because of the short maturity of these instruments.

Short-term financial assets comprise cash and cash equivalents, the short-term investment, accounts receivable and investment tax credits receivable. Short-term financial liabilities comprise the demand loan and accounts payable and accrued liabilities.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


11.       FINANCIAL INSTRUMENTS [Cont'd]

Long-term debt

The carrying amount of the Company's floating-rate long-term debt approximates its fair value because it bears interest at current commercial floating rates.

The fair value of the fixed-rate long-term debt and obligations under capital leases are based on the rates in effect for financial instruments with similar terms and maturities, and approximates the carrying amount as of March 31, 2000 and March 31, 1999.

[b]      Credit risk

The cash and cash equivalents and short-term investment are held by one Canadian chartered financial institution.



12.       COMMITMENT

Under the terms of a technology licence contract, the Company must pay 5% royalties to a shareholder on future sales, to a maximum of $3 million.



13.      CONTINGENT LIABILITY

During the period, a former employee of a subsidiary company commenced an action alleging that he was wrongfully terminated and seeking $126,000 in compensation allegedly due, the issuance to him of 100,000 common shares that were the subject of an option that was alleged to have been granted to him, and punitive damages. In the opinion of management, based on the advice and information provided by its legal counsel, final determination of this litigation will not materially affect the Company's financial position or results of operations. No provision has been recorded.

                          NOTES TO CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS


March 31, 2000 and 1999                                                Unaudited
[In Canadian dollars]


11.       FINANCIAL INSTRUMENTS [Cont'd]


14.      SUBSEQUENT EVENTS

Private placement

During April 2000, the Company issued 958,714 units at a price of US$3.50 per unit for a total consideration of US$3,100,500 and CAN$300,000. Each unit consists of one share of common stock BioSyntech, Inc. and one warrant entitling the holder to acquire one share of common stock at a price of US$4.50 on or before March 31, 2001.



15.         RECENT DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 133 will be effective for the Company's 2001, year-end and interim periods. The Company has not yet determined the impact, if any, on its consolidated financial statements arising from the eventual application of SFAS 133.

Item 2.   Plan Of Operations

         The Company is a development stage company that has had only minimal product revenues to date and is thus subject to numerous risks, including risks associated with product development, growth, manufacturing and competition. See the information set forth under the caption "Risk Factors" of Item 1. Description of Business in the Company's annual report on Form 10- KSB for fiscal year ended December 31, 1999 (the "Annual Report") generally. The Company's plan of operations for calendar year 2000 is focused on pursuing the development of its technologies through direct research and development and collaborative agreements.

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

Cash Requirements and Necessity to Raise Additional Funds During the next 12 Months

         As of April 30, 2000, the Company had cash on hand and short term investments of approximately US$7,850,000 (CDN $11,523,000)fn(1). As described below, it will be required to expend the sum of CDN $1,200,000 (US $817,439)fn(1) to acquire the facility in which it conducts its operations. It also expects to expend between CDN $1,000,000 and CDN $1,500,000 (US $681,199 and US $1,021,798)fn(1) during 2000 to equip its facility. The Company believes that the capital resources presently on hand and that which it reasonably anticipates to be available will be sufficient for projected capital expenditures and operating expenses for the next 12 months. The information set forth under the caption "Risk Factors" of Item 1. Description of Business in the Company's Annual Report discusses those risks associated with the need to finance the activities of the Company.

-------------------

         fn(1) The exchange rate utilized was the average exchange rate for the month of April, 2000 (CDN $1.468 to US $1.00)

Research and Development

         Research and development activities for calendar year 2000 will be centered on improving the Company's proprietary position in the field of advanced biomaterials and development activities with its corporate collaborators and its own in house programs. In order to provide a streamline of new technologies, it will dedicate a third of its research efforts to the discovery or enhancement of new biomaterial formulations. This will include a second generation of BST-GelTM products and the creation of platform technologies capable of delivery of additional therapeutics. Another third of research and development efforts will be dedicated to collaborative programs of co-development with its corporate partners. These efforts will focus on establishing the performance of its drug delivery technologies with a number of therapeutics. Finally, the remainder of its R&D effort will focus on internal development programs for cartilage and bone repair. The information set forth under the caption "Risk Factors" in Item 1. Description of Business of the Company's Annual Report discusses those risks associated with the development of the Company's products.

Purchase of Plant and Significant Equipment

         The information set forth in Item 2. Property of the Company's Annual Report discusses information in respect of the Company's exercise of its option to acquire the facility in which it conducts its operations.

         The Company's facilities are equipped to conduct high-level research and development and preliminary production of biomaterials. The Company's laboratories in Laval are designed to be upgradeable to comply with Good Laboratory Practices (GLPs). In addition, space on the second floor of the Company's premises has already been reserved for the construction of a Good Manufacturing Practices (GMP)-compliant facility for the production of clinical-grade biomaterials, BST-GelTM and BST-GelTM-related biomaterials. This will involve designing and building the necessary facilities, purchasing and installing the ancillary equipment, validating the facilities and equipment, and applying for FDA approval of the facilities. This undertaking is estimated to cost approximately CDN $3,000,000 (US $2,043,597)fn(1), of which CDN $1,000,000 to CDN $1,500,000 (US $681,199 to US $1,021,798)fn(1) is expected to be expended during the remainder of 2000.

Employee Growth

         As of April 30, 2000, the Company had 25 employees, of whom 20 were engaged on research and development and five were engaged in corporate and administrative activities. Over the next 12 months, it intends to increase its corporate and administrative personnel to eight. The existing research and development team will be expanded by 10 to 15 persons. The total employee count is anticipated to be in the range of 40 employees by 2001. The information set forth under the caption "Risk Factors - Possible Inability to Manage Growth" and "--Dependence upon Key Personnel; Need to Hire Additional Qualified Personnel" of Item 1. Description of Business in the Company's Annual Report discuss risks the Company may face in hiring and retaining additional personnel.

PART II.  OTHER INFORMATION

Item 2.           Changes in Securities

         The information set forth under the caption "History of the Company" in
Item 1. Description of Business of the Company in the Company's Annual Report is incorporated herein by reference. The securities were issued in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided in Rule 903 of Regulation S ("Regulation S") to a trust for the benefit of the holders of Non-Voting Exchangeable Shares of Bio Syntech Canada, Inc., all of whom are non U.S. Persons (as such term is defined in Rule 902 of Regulation S). All such securities were deemed by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transaction.

         On February 29, 2000, the Company issued 470,000 units at a price of US $5.00 (CDN $7.25)fn(2) per unit yielding gross proceeds of US $2,350,000 (CDN $3,406,090)fn(2). Each unit comprised one share of the Company's common stock, $.001 par value (the "Common Stock"), and one warrant for the purchase of one additional share at a price of U.S. $7.00 (CDN $10.15)fn(2) per share before September 30, 2001. The securities were offered and sold in reliance on the exemption from registration under the Securities Act provided for in Regulation S solely to 3699854 Canada Inc., a non U.S. Person. All such securities were deemed by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transaction.

         On March 31, 2000, the Company issued 843,500 units at a price of US $3.50 (CDN $5.07)fn(2) per unit yielding gross proceeds of US $2,532,250 and CDN $600,000 (CDN $4,270,243)fn(2). Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US $4.50 (CDN $6.52)fn(2) per share before March 30, 2001. The securities were offered and sold in reliance on the exemption from registration under the Securities Act provided for in Regulation S. All such securities were deemed by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transaction.


---------------
         fn(2) The exchange rate utilized was that of February 29, 2000 (CDN $1.4494 to US $1.00).

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K dated March 15, 2000 containing information responsive to Item 1. Change in Control of Registrant and Item 2. Acquisition or Disposition of Assets. - the Transactions.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOSYNTECH, INC.


                                        By:    /s/ Amine Selmani
                                              ---------------------------------
                                              Name : Amine Selmani
                                              Title: President; Chief Executive
                                              Officer; Chief Financial Officer;
                                              Chief Accounting Officer



Dated:  May 15, 2000