Form 10KSB
period 2000-03-31
BIOSYNTECH INC
filed 2000-08-16
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to _________


                         Commission file number 0-27179
                                                -------


                                BioSyntech, Inc.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                           88-0329399
--------------------------------                          -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

   475 Boulevard Armand-Frappier
       Laval, Quebec, Canada                                H7V 4B3
--------------------------------                           ---------
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

                     Common Stock, par value $.001 per share
                 ----------------------------------------------
                                (Title of Class)

         Check if the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year: $ 0.

         Based upon the closing price of the issuer's Common Stock on July 31, 2000, the aggregate market value of the 20,657,250 outstanding shares of Common Stock held by non-affiliates of the issuer was $83,920,078. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

         As of July 31, 2000, 29,182,250 shares of the issuer's Common Stock, $.001 par value (the "Common Stock") were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Not applicable.

         Transitional Small Business Disclosure Format (check one):

                  |_|   Yes                          |X|   No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         The following Business section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Risk Factors" relating to forward-looking statements. The consolidated financial statements included in this From 10-KSB are the continuation of the financial statements of Bio Syntech Ltd., which is treated for accounting purposes as the acquirer of BioSyntech, Inc. (together with its subsidiary, Bio Syntech Canada, Inc., also referred to as "we," "us" or the "Company"). Bio Syntech Ltd. had a fiscal year-end of March 31 and accordingly March 31 will continue to be used as the Company's year-end. See "History of the Company" for a description of the transactions involving Bio Syntech Ltd. and the Company. The Company's functional currency is the Canadian dollar. All amounts presented in this annual report in Canadian currency are identified as such. Other amounts are expressed in United States dollars. See "Currency Exchange Rates" for a description of the exchange rate for the Canadian dollar per one United States dollar as of March 31, 1998, March 31, 1999 and March 31, 2000.


General

         The Company, a Nevada corporation incorporated on December 14, 1994, is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but which must be transported to the site of action. The Company has had limited revenues to date. Its future operations are dependent upon financing necessary to complete research and development projects and market the Company's products. There can be no assurance that the Company will be able to complete the development of its products, or if completed, that they can be successfully marketed. Furthermore, there is no assurance that even if the products are completed and marketed, the revenues therefrom will be sufficient to fund the Company's future operations or to fund additional research, development and marketing.


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

         In addition, the Company has established an instrumentation division in which it has developed the ARTHRO-BST(TM), an arthroscopic device providing precise and non-destructive diagnosis of articular cartilage quality, and the Mach-1TM Mechanical Tester, a universal mechanical testing system for specimens with dimensions between hundreds of microns and a few centimeters.

Therapeutic Delivery Systems

         The Company has developed three platform technologies, all aimed at the generation of solutions to efficiently deliver biologically active therapeutics:

         o BST-Gel(TM): An injectable thermosensitive (heat-sensitive) self-forming hydrogel (water-based gel) for the delivery of therapeutic agents or genetic material. The key functionality of the gels is that they are injected as liquid and become a solid gel in vivo (in the body).

         o BST-Spheres: The Company has developed and patented a proprietary process to generate microspheres (small spheres) for the delivery of therapeutic agents. The BST-Spheres are free of organic solvents and are adaptable to a wide range of biomaterials that are either bio-degradable or non-biodegradable. The BST-Spheres can be adapted for the delivery of a broad spectrum of drug types, from small to large molecules. The BST-Spheres can be used in the injectable form for the delivery of sustained release medications. The BST-Spheres could potentially enhance the drug-loading (drug carrying capacity) of the vehicle.

         o BST-Cargel(TM): Chondrocytes (cartilage cells) in an adhesive heat sensitive gel delivered arthroscopically (non-invasive surgery of the knee) with cells on growth cells for the treatment and repair of cartilage defects.

         BST-Gel(TM) is a family of polymeric gels that are liquid at low temperatures and solid at the temperature of the human body. This injectable delivery system is derived from natural sources and contains no toxic chemicals such as chemical cross-linkers, organic solvents, or detergents. One of its key properties is its in situ gelling after its injection in liquid form, thus forming a reservoir for the sustained release of its therapeutic payload. BST-Gel(TM) requires no surgery for its implantation, is biodegradable, and has an adjustable composition. The amounts of BST-Gel(TM) injected vary for different requirements, which result in controllable residence times ranging from a few days to several weeks. The Company has developed specialized gel and delivery technologies that can be used in conjunction with BST-GelTM to provide a proprietary form of delivery of therapeutic agents and can have the following applications:

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

         BST-Cargel(TM) is a proprietary generation of bioengineered living articular (joint) cartilage-tissue implants developed from cells encapsulated and grown within a BST-Gel(TM)-based matrix for arthroscopic delivery. A particular formulation of the gel maintains the cell viability during the delivery period while assuring the adhesion of BST-Gel(TM) to the underlying bone and surrounding cartilage. Preclinical studies have shown that chondrocytes embedded in BST-Gel(TM) produce a matrix having the characteristics of normal cartilage tissue.

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

         Drugs developed by biotechnology companies can rarely be delivered orally. This results from their instability in harsh conditions in the digestive tract, their limited ability to be absorbed in an active form in the intestines and their short half-life in the bloodstream. As a consequence, many of these drugs can only be administered by the means of frequent injections, which may limit their clinical applications. These factors have all contributed to the development of new approaches to deliver these therapeutics to their needed site of action in the body.

         Another promising field of research and development for the Company's technological systems is cell delivery. The overall goal of tissue engineering is the promotion of the repair of diseased or injured tissue or organs using therapeutics to regenerate or heal with a functional normal tissue. This is in contrast to the approach of replacing an organ with an artificial device. It has been recognized that artificial organs, although sometimes necessary for short-term relief, usually have an inadequate working life expectancy. The newer approach of tissue engineering often involves the transplantation of living normal cells that have been expanded in the laboratory. The procedure of normal cell transplantation requires an accurate positioning of the cell at the site where it is to perform its therapeutic benefit. This is often accomplished by providing to existing cells an exogenous matrix containing new cells and facilitating the correct placement of the new cells within the body. Biomaterials developed for this purpose consist of either biodegradable or non-biodegradable materials in a number of physical forms such as films, sponges, beads and hydrogels. These materials must sustain cell viability and promote normal cellular activity. Biomaterials, which do not require surgical implantation, are believed to have a greater chance of success because of the reduced chance of complications during the injection procedure and the potential for a faster recovery and shorter hospital stay. Injectable biomaterials as carriers for cell delivery are therefore an active area of development for this field of application.

         Competition

         The Company's product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidate that the Company may develop will depend on a number of factors, including:

         o        Demonstration of their usefulness and safety;
         o        Their relative cost;
         o        Their  advantage  or  disadvantage   compared  to  alternative
                  methods;
         o        The marketing and distribution support they receive; and
         o        Reimbursement policies of government and third-party payors.

         The Company's products may compete with new products currently under development by others or with products that may cost less than its products. Its actual and potential competitors include other therapeutic delivery companies, biotechnology and pharmaceutical companies, academic and research institutions and government agencies. Many have greater name recognition and greater financial, research and development and personnel resources than the Company does. Many have greater experience in testing and clinical trials and in the regulatory process.

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

         Cartilage Injuries and Diseases

         The current standard of care for the treatment of cartilage injuries consists of inducing bleeding into the cartilage defect by creating a pathway to the bone that interfaces with the damaged cartilage tissue. The techniques used include drilling, microfracture and abrasion to increase blood flow to the damaged cartilage. These techniques result in the formation of a scarred tissue (fibro-cartilage) with poor mechanical stability. As a result, a patient must undergo repeated treatments and often the affected joint degenerates into osteoarthritis. Recently, a number of new approaches have been proposed for the treatment of cartilage injuries that aim at the regeneration of the cartilage tissue with transplanted cells. The cells used can either be normal cartilage cells that have been expanded in a laboratory or cells selected for their ability to become normal cartilage tissue (stem cells). The procedure of transplanting normal cartilage cells is already marketed in the United States and Europe. It necessitates a complicated surgical procedure involving an open arthrotomy (open knee surgery). Although the results are encouraging, there is a recovery process that can take more than a year. If the same cells could be delivered in a vehicle introduced in an arthroscopic procedure, in which the cells are pushed through a small catheter, the expected recovery period and overall healthcare costs could be greatly reduced.

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

         Bone Injuries and Diseases

         Two approaches are conducted simultaneously and utilize different aspects of the proprietary properties of the Company's platform technology. These developments could provide a series of injectable bone biomaterials that answer the needs of bone repair: minimally-invasive, low-cost administration, filling and stabilizing properties, resorption (bone reformation and deposition) and biological activity.

         Injectable osteoconductive (permits bone formation) and osteoinductive (generates new bones) bone grafting biomaterial

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

                  Bone cements

         The Company is developing new proprietary bone cements based on BST-Gel(TM) in an effort to provide a strong structural support for severely weakened bones. The injectability of its carrier is expected to greatly facilitate the medical treatment and benefit both the patient and the healthcare provider. BST-Gel(TM)- based bone cements are being optimized, and animal testing is expected to begin 2001.

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

         Material Agreements

         Agreement with Polyvalor

         In October 1997, the Company entered into a technology assignment agreement, as amended in September 1999 and as amended and restated March 15, 2000 (the "Assignment Agreement"), with Polyvalor Limited Partnership, a Canadian limited partnership, as represented by its General Partner, Polyvalor Inc. ("Polyvalor"). Polyvalor is an entity created by Ecole Polytechnique de Montreal (the University of Montreal's engineering faculty, "Ecole Polytechnique") for the purpose of commercializing the technology in which Ecole Polytechnique has an interest. Through the Assignment Agreement, the Company acquired from Polyvalor all rights related to certain patents and know-how (the "Technologies"). In consideration of said assignment, the Company agreed to pay to Polyvalor a royalty of 5% on all gross sales of all products and services sold by the Company, up to a maximum cumulative amount of CDN $3,000,000. In connection with the Assignment Agreement, the Company's subsidiary Bio Syntech Canada Inc. ("Bio Syntech Canada"), issued to Polyvalor 1,072,000 shares of its Class A Stock (as hereinafter defined) and granted Polyvalor the right to nominate one director to its board of directors. As a result of the Transactions described below under "History of the Company," the Class A Stock is exchangeable on a share for share basis for common stock, $.001 par value per share, of the Company (the "Common Stock"), and Polyvalor has the right to nominate one director to the Company's Board of Directors.


         Agreements with Collaborators

         As part of our business strategy, we have formed collaborations with third parties to explore opportunities for applications of our delivery systems to therapeutics developed by them.

         Sulzer Orthopedics Biologics Inc., Wheat Ridge, CO

         The Company signed a Non-disclosure and Confidentiality Agreement dated February 23, 1999 with Sulzer Orthopedics Biologics, Inc. for a feasibility study of combining bone proteins developed by Sulzer with different formulations of BST-Gel(TM) for the local induction of bone formation. Sulzer is developing bone proteins for several applications in orthopedics including spinal fusion and bone fracture repair. Bone proteins were formulated successfully at different concentrations in BST-Gel(TM). A first phase of pre-clinical testing revealed cartilage and bone formation. A second phase study is currently under way to optimize the BST-Gel(TM) formulation.

         Sulzer Orthopedics Ltd., Switzerland

         The Company signed a Material Transfer Agreement on January 4, 2000 with Sulzer Orthopedics Ltd. for the study of BST-Gel(TM) as a carrier for human articular chondrocytes in the treatment of articular cartilage defects. Cell compatible BST-Gel(TM) formulations are being studied in vitro (cultured in the laboratory) using cell loaded gels (cells that contain human joint cells).

         Reprogenesis, Inc., Cambridge MA

         The Company signed a Confidentiality Agreement on May 31, 1999 and a Material Transfer Agreement on July 27, 1999 with Reprogenesis, Inc. related to the transfer of human auricular chondrocytes (cartilage cells from the ear) from Reprogenesis, Inc. to the Company. The initial study aimed at the development of a human auricular chondrocyte compatible formulation of BST-Gel(TM). This work was performed at the Company first in vitro where good cell viability was obtained. The project has now evolved to look at specific cellular events judged important for the behavior of these cells in vivo. Reprogenesis, Inc. is currently developing human auricular chondrocytes for a variety of tissue augmentation applications such as incontinence and tissue reconstruction.

         Ophidian Pharmaceutical Inc., Madison WI

         The Company signed a Confidential Disclosure Agreement and a Biological Materials Transfer Agreement with Orphidian Pharmaceutical Inc. ("Orphidian") in August 1999 to evaluate the ability of BST-Gel(TM) to deliver an antigen in a sustained fashion for chicken immunization. Ophidian is developing therapeutics based on egg yolk antibodies produced after a series of intramuscular or subcutaneous injections of a specific antigen. The process of chicken immunization presently requires a labor intensive process involving several injections in several thousand chickens. The ability to formulate an antigen for sustained release could greatly simplify the process. As part of Ophidian inflammatory bowel disease therapeutics development, it has sent rTNF-alpha (a growth factor) to the Company for initial formulation study. A longer and more extensive phase two project was initiated and is ongoing. Finally a phase three project has been agreed upon where the antigen will be presented as genetic material for potentially longer lasting immunization in the animal.

         Viragen, Incorporated, Plantation FL, and Viragen Ltd., Scotland

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

         Ontogeny, Inc., Cambridge MA

         The Company signed a Confidentiality Agreement and a Material Transfer Agreement with Ontogeny, Inc. on December 3, 1999 for the study of BST-Gel(TM) as a potential carrier for Hedgehog (a morphogenetic family of proteins that stimulates cell growth). Several applications are being investigated by
Ontogeny, Inc. and include neuro-degenerative and cartilage diseases. Formulations of BST-Gel(TM) were sent to Ontogeny, Inc. where an initial preliminary study on inflammation and a functional study on an animal model are ongoing.

         Biomet Manufacturing Corporation, Warsaw IN

         The Company signed a Material Transfer Agreement with Biomet Manufacturing Corporation ("Biomet") on February 8, 2000 regarding the possibility of using BST-Gel(TM) as a carrier for a growth factor in wound healing and for plasmid DNA (circular DNA) for site specific gene therapy. These projects are expected to commence in the fiscal year March 31, 2001. Biomet has global operations in orthopedics with a number of approved devices for therapeutic and diagnostic interventions.

Instrumentation

         The Company has established an instrumentation division in which it developed the ARTHRO-BST(TM), an arthroscopic device providing precise and non-destructive diagnosis of articular cartilage quality, and the Mach-1(TM) Mechanical Tester, a universal mechanical testing system for specimens with dimensions between hundreds of microns and a few centimeters. The instruments are closely related to the work carried on by the Company on cartilage.


         The ARTHRO-BST(TM)

         Description

         The ARTHRO-BST(TM) is an arthroscopic device providing precise and non-destructive diagnosis of articular cartilage quality. Degeneration of cartilage is a prominent component of arthritis, a disease affecting more than 10% of the population. Current assessment of articular cartilage is mostly subjective with no functional evaluation. Therefore, there is a growing need in an aging population for non-destructive and unbiased clinical evaluation of the health and function of this connective tissue.

         The ARTHRO-BST(TM) is based on an innovative and robust design that allows simple application of small indentation compression and collection of resulting electrical signals (streaming potentials) indicative of cartilage function.

         The ARTHRO-BST(TM) is composed of five distinct units: (i) a disposable sterilized tip consisting of microelectrode arrays (microelectronic circuit) on a thin aluminum substrate that is adhered to a stainless steel support providing a connection with the handle, (ii) an ergonomically designed handle, (iii) an electrical circuit for the acquisition of electrical signals, including a preamplification and digitalization circuit inside the handle and an interface circuit exterior to the handle, (iv) software for the acquisition of electrical signals and for the analysis and interpretation of data to quantify cartilage quality, and (v) a computer system.

         A fully functional clinical version of the ARTHRO-BST(TM) was presented at the third meeting of the International Cartilage Repair Society (ICRS) in Sweden in April 2000.

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

         Regulatory Approval

         The Company currently expects that its arthroscopic probe, ARTHRO-BST(TM), will be classified by the United States Food and Drug
Administration ("FDA") as a Class II medical device because of the low risk associated with its use. Moreover, because the ARTHRO-BST(TM) can be considered substantially equivalent to existing devices used for cardiovascular and neurological diagnoses with electrodes, we expect to submit a Pre-Market Notification ("510(k)") to the FDA following clinical testing. However, the FDA may reclassify the device or request additional information if it determines that the application does not satisfy its regulatory approval criteria. See "Item 1. Description of Business/Government Regulation." The Company expects to initiate the filing process once it has completed its Good Manufacturing Practices ("GMP") compliant facilities. See "Item 2. Property."

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

         Distribution and Marketing Strategy

         The introduction of the ARTHRO-BST(TM) has begun through scientific abstracts presented during international conferences (Garon M et al., ORS 1997; Legare A et al., ORS 1998; Legare A et al., CCTC 1999; Legare A et al., ICRS
2000), trade shows (25TH Society for Biomaterials Meeting, Providence, April 1999; 46TH Orthopeadic Research Society Meeting, 2000; 3rd International
Cartilage Repair Society Meeting, Sweden, April 2000; 6TH World Biomaterials Congress, Hawai, May 2000) and full length journal articles (Garon M et al., 1999; Legare A et al., 2000).

         Upon validation of the technology, the Company intends to introduce the ARTHRO-BST(TM) to the market through demonstration of its efficacy for cartilage evaluation, through collaborations with leading clinical orthopaedic researchers, and through the inclusion of the ARTHRO-BST(TM) in clinical trials of arthritis drugs. In the end of fiscal year 2001, the Company plans to have several functioning clinical devices available for distribution to selected leading researchers in clinical orthopaedics. Through collaborative efforts with these researchers, the ARTHRO-BST(TM) will be publicized in presentations and publications of these studies and a demand should be created in the research programs of other academic and industrial research groups. The Company plans to support this strategy with data from clinical trials to demonstrate the objective nature of the method and its sensitivity and specificity for cartilage quality. The recently formed Canadian Arthritis Network of Centres of Excellence could assist by providing clinical trials to pharmaceutical companies with arthritis drugs and allowing the Company to participate in these trials by providing objective data for drug evaluation. Our dual strategy involving collaboration with leading opinion makers and by providing statistically sound scientific studies should provide the basis for market penetration.

         The Company expects to rely on the distribution and sales network of a major partner to generate sales.

         The MACH-1(TM)  Mechanical Tester

         Description

         The Mach-1(TM) Mechanical Tester is a universal mechanical testing system for specimens with dimensions between hundreds of microns and a few centimeters. Typical applications for the Mach-1(TM) Mechanical Tester are in the mechanical characterization of tissues, pharmaceuticals, polymers, gels, adhesives and food. The instrument allows the characterization of stiffness, strength, modulus, viscoelasticity, plasticity, hardness, adhesion, swelling and relaxation and creep using load and displacement control tests. Some of the features of the Mach-1(TM) Mechanical Tester are :

         o Chambers for compression, tension, indentation, bending and other test configurations are mounted on a platform, which is controlled to within 25 nanometers.
         o        Load cells are  interchangeable to allow maximum loads between
                  0.15 kg to 10 kg with load precision being 1 part in 20,000 of the maximum (10mg minimum).
         o The test system can be placed in an incubator for testing or mechanical stimulation in sterile controlled environments, such as cell culture conditions.
         o Sophisticated and flexible software allows execution of stress relaxation, ramp, dynamic sinusoidal and creep tests in automated user-defined sequences.
         o        Sophisticated analysis software.
         o Options include visualization of specimen during testing with cameras, motorized control of specimen position on the actuator, and electric field detection (electromechanical events) during testing.

         Market

         The Company has identified immediate areas of interest that offer a sufficient market base to sustain the viability of this product:

         o Biomaterials and biological tissues characterization and stimulation in controlled environments. Cells, ligaments, collagen, skin, bone, synthetics, transgenic animals.
         o Polymers and gels stability, strength, adhesion, brittleness, cohesion, flexibility, friction, peel strength, viscosity, elasticity. Adhesives, elastomers, hydrogels, glue, latex.
         o Pharmaceuticals mechanical properties, degradation and swelling, simulation of physiological condition (gastrointestinal, etc.) Pills, drug delivery systems.
         o Food, pulp and paper, electronic packaging and others mechanical properties, texture analysis, electronic components, wires, fibers optics, films, packaging material, spring, switches, tapes, cosmetics, foam, sponges.

         Market potential of the Mach-1(TM) Mechanical Tester also includes conventional segments of mechanical testing. Given the specificity of this equipment, the Company does not expect that a significant market will develop for it.

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

         Manufacturing

         Given the small market for this product, the Company expects to be in a position to fulfill potential demand (up to approximately 10 units per month) out of its own facilities. The Company could eventually rely on the distribution and sales network of a major partner to generate sales, in which case adequate manufacturing capacity would have to be established.

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

Patents and Proprietary Rights

         The Company's success will be dependent, in part, on its ability to obtain patent protection for its product candidates and those of its
collaborators,   maintaining  trade  secret  protection  and  operating  without infringing upon the proprietary rights of others. See "Description of Business/Risk Factors."

         Under the Assignment Agreement, Polyvalor is currently entitled to certain royalty payments on future sales of products. See "Description of Business- Agreement with Polyvalor."

         The Company has a proprietary portfolio of patent rights and patent applications. The Company has been issued two patents, and has filed several United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use. The Company's United States patents will expire between 2018 and 2020. The Company intends to defend its patent position aggressively.

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

         The Company also relies on trade secrets, know-how and technology, which the Company tries to protect by entering into confidentiality agreements with parties that have access to it, such as its corporate partners, collaborators, employees and consultants. Any of these parties may breach their agreement and disclose our confidential information or the Company's competitors might learn of the information in some other way.

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

         As an initial step in the FDA regulatory approval process for a new drug product, preclinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product
License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

         In the case of a medical device, preclinical-study results must be submitted to the FDA as part of an Investigational Device Exemption ("IDE"), which must be reviewed by the FDA before clinical testing can begin. Phase I, II, and III trials can then be conducted to provide safety, efficacy, and method- of-use information. The results of the preclinical testing and clinical trials of a medical device are then submitted to the FDA in the form of a Pre-Market Notification 510(k) for most Class I and Class II devices, or a Pre-Market Approval ("PMA") request for most Class III devices. Medical devices are classified depending upon the level of regulatory control required to provide reasonable assurance of their safety and effectiveness. In general, non-critical devices or new devices substantially equivalent to existing devices fall into Classes I or II, whereas Class III devices are those for which insufficient information exists to determine that general controls are sufficient to provide reasonable assurance of their safety and effectiveness.

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

         Among the conditions for NDA or PLA approval, or 510(k) approval or PMA in the case of a medical device, is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices (GMPs). The development of a GMP- compliant manufacturing establishment for BST-Gel(TM)-related biomaterials will be a multi-step process consisting of designing and building the necessary facilities, purchasing and installing the ancillary equipment, and validating the facilities and equipment. Simultaneously, process development and scale-up as well as assay development (testing, measuring and quality control) will be done to supply test material and data critical to the clinical program. Once the facilities are validated, a Type I Drug Master File (DMF) (describing the manufacturing site, facilities, operating procedures, and personnel) will be submitted by us to the FDA, as is recommended for non-U.S. manufacturing establishments. Other types of DMFs, including a Type II DMF for drug products and Type IV DMF for excipients, may be submitted by us to the FDA. Before approval of an NDA, PLA, 510(k), or PMA we submitted, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMPs and other rules and regulations. In complying with GMPs, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the Company's facilities are licensed, they will be subject to periodic inspections by the FDA.

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

History of the Company

         Pursuant to an Amalgamation Agreement and related agreements, as amended (the "Exchange Agreements"), dated February 15, 2000 by and among the Company, its then wholly-owned subsidiary 9083-5661 Quebec Inc., a Quebec corporation ("9083"), Bio Syntech Ltd., a Quebec corporation ("Bio Syntech"), and the shareholders of Bio Syntech (the "Bio Syntech Shareholders"), on February 29, 2000, 9083 and Bio Syntech were merged into one company under the name of Bio Syntech Canada. As a result of the Exchange Agreements, the Company became the record and beneficial owner of all of the issued and outstanding shares of Bio Syntech Canada's Common Stock and the Bio Syntech Shareholders were issued non-voting exchangeable shares of Bio Syntech Canada's Preferred Stock (the "Class A Stock"). The Class A Stock is exchangeable on a share-for-share basis for an aggregate of 15,177,036 shares of Common Stock. The shares of Common Stock issued under the Exchange Agreements are held in trust under the terms of an Exchange and Voting Agreement (the "Trust Agreement"), by and among the Company, Pierre Barnard (the "Trustee"), Bio Syntech and 9083. (The foregoing transactions are referred to collectively hereinafter as the "Transactions"). The predecessor of Bio Syntech was founded in 1995 by Dr. Amine Selmani.

         Each beneficial holder of the Class A Stock has voting rights in that number of shares of Common Stock equal in number to the number of shares of Class A Stock held by such holder. Consequently, the Bio Syntech Shareholders held securities with voting rights equal to approximately 55.7% of the total voting power of the outstanding Common Stock immediately after the Transactions.

At such time as the holders of Class A Stock may exchange such shares for Common Stock, they will have the right to direct the disposition of such Common Stock.

         The sole source of consideration for issuance to the Bio Syntech Shareholders of the Class A Stock was the exchange of the Bio Syntech shares held by them. At such time as the Bio Syntech Shareholders may exchange their Class A Stock for Common Stock, the sole source of consideration for the transfer to them of the Common Stock will be such Class A Stock.

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

         Copies of the Exchange Agreements and related transactions documents were filed as exhibits to the Company's Current Report on Form 8-K dated March 15, 2000 and are incorporated in their entirety herein. The description of the Exchange Agreements contained in this report is modified by such reference.


Risk Factors

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.


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

         We may not achieve any or all of these goals and, thus, are unable to predict whether we will ever achieve significant revenues or profits. Even if we receive regulatory approval of one or more of our products, we may not achieve significant commercial success.

         We need to spend substantial funds to become profitable.

         We need to spend substantial amounts of money before we can be profitable. The amount we will spend, and when we will spend it, will depend, in part, on:

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

         We will seek funds by issuing equity and debt securities and through arrangements with our collaborative partners. If we issue equity securities, our present stockholders will suffer dilution. If we issue debt securities, we will face the risks associated with debt, including rises in interest rates and insufficient cash flow to pay the principal of and interest on our debt securities. We are unable to predict whether additional equity or debt financing will be available to us, on favorable terms or at all. If sufficient financing is unavailable on a timely basis, we may curtail one or more development programs or transfer rights in products that could later prove to be of great value.

         Our delivery technologies may not produce safe, useful or commercially viable products.

         We lack a therapeutic delivery system product that we can sell commercially and we are uncertain that we will have one in the future. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. This could take several years and we may never be successful in bringing our product candidates to the market. Additionally, our success in preclinical and early clinical trials does not ensure that large scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent further clinical development or regulatory approvals. The product may:

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

         FDA approval is required to manufacture and market pharmaceutical products in the United States. The process to receive this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and usefulness, and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years and be very costly and still be unsuccessful. The length of time necessary to complete clinical trials and receive approval for product marketing by regulatory authorities varies significantly by product and indication and is difficult to predict. FDA approval can be delayed, limited or denied for many reasons, including:

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

         We rely heavily on collaborators.

         Our arrangements with collaborators and licensors are critical to our success in bringing our product candidates to the market. Our partners own many of the drug, cell and genetic material products for which we are designing delivery systems. In some cases, we depend on these parties to conduct preclinical testing and clinical trials and to provide funding for our development programs. Some of our collaborators can terminate their agreements with us for no reason and on limited notice. We are unsure whether any of these relationships will continue.

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

         We may indirectly be subject to some professional guidelines.

         In addition to government agencies that promulgate regulations and guidelines directly applicable to us and our products, private health/science foundations and organizations involved in various diseases may also publish, from time to time, guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of certain therapies, drugs or procedures, including our products. Such recommendations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use of our products could have a material adverse effect our operations. In addition, the perception that such recommendations or guidelines will be followed could adversely affect prevailing market prices for our Common Stock.

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

         Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidate that we develop will depend on a number of factors, including:

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

         We can protect our proprietary rights from unauthorized use by third parties only if these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

         We try to protect our proprietary position by filing United States, Canada, and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions. Therefore, enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may provide no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do issue, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

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

         We may be unable to retain our key executives and research and development personnel.

         Our success depends on the services of key employees in executive and research and development positions, notably our Chairman of the Board of Directors, President and Chief Executive Officer, Dr. Selmani. The loss of the services of one or more of our key employees could have a material adverse effect on our operations.

         Our insurance coverage may be insufficient for product liability claims.

         The testing and marketing of bio-therapeutic and medical products, even after FDA approval, have an inherent risk of product liability. We anticipate we will obtain product liability insurance coverage in a limited amount at the time that our operations warrant it. Our profitability will be affected by a successful product liability claim in excess of any insurance coverage that may be in effect at such time. We are unsure whether product liability insurance will be available in the future on reasonable terms or at all.

         Our operating results may affected by foreign exchange fluctuations.

         We expect a substantial portion of our revenues to be based on sales and services rendered to come from the United States, while a significant amount of our operating expenses will be incurred in Canada. As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to the Canadian dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, we are unsure whether these arrangements will be available, be cost effective or be able to fully offset such future currency risks.

         We will pay no dividends on our Common Stock.

         We have not paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future.

         Future   issuance  of  shares  of  Common  Stock  may  dilute   present
stockholders.

         Our Articles of Incorporation authorize the issuance of a maximum of 50,000,000 shares of Common Stock. Our stockholders may experience a substantial dilution in the percentage of the Common Stock they hold if we issue all or part of the remaining authorized Common Stock in the future. Moreover, we may value any Common Stock issued in the future on a basis other than the current market price of the Common Stock. Dilution could also occur if we issue our Common Stock for future services or acquisitions or other corporate actions. These actions could depress the market price of our Common Stock.

         Our Common Stock is regulated as a "penny stock."

         Under United States securities regulations, "penny stocks" generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. Our Common Stock is subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and

Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our Common Stock. The "penny stock rules" will not apply if the market price of our Common Stock is $5.00 or greater. There can be no assurance that the price of our Common Stock will attain such a level.

         We can give no assurances that our forward looking statements will be correct.

         Certain forward-looking statements, including statements regarding our business and financing plans, are contained in this Annual Report on Form 10-KSB. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report on Form 10-KSB. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Currency Exchange Rates

         All dollar amounts stated in this Annual Report on Form 10-KSB are in U.S. dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated, the rates at the specific date for the Canadian dollar per one U.S. dollar, each expressed in Canadian dollars and based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New
York:

                                             Fiscal Year Ended March 31
                                      1998               1999              2000
                                      ----               ----              ----

Rate at end of period                1.4180             1.5092            1.4538
Average rate during the period       1.4027             1.5040            1.4713
High of the period                   1.4637             1.5770            1.5135
Low for the period                   1.3690             1.4175            1.4350

         On July 31, 2000, the noon buying rate in the New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was CDN$1.4880 = US$1.00.

ITEM 2.  PROPERTY

         The Company has its administrative and commercial offices and research and development facility at 475 Armand-Frappier Boulevard, a 20,000- square-foot building in Laval (Quebec), in the Greater Montreal Area. The Company purchased the building in July 2000 at a price of CDN$1,200,000. Prior thereto, the Company leased the facilities at a net rental of CDN$14,000 per month.

         The Company's facilities are designed to be upgradeable to comply with Good Laboratory Practices (GLPs), while additional space will be devoted in the future to sites for operations compliant with Good Manufacturing Practices
(GMPs). The Company intends to initiate in the current fiscal year the necessary work to comply with GMP at an estimated cost of CDN$3,000,000.


ITEM 3.  LEGAL PROCEEDINGS

         There is no action, suit,  proceeding,  or investigation pending or, to
the  Company's  knowledge,   threatened  against  the  Company,   including  any
investigation of any governmental authority or body, except as described below:

         Robert Conyers (the "Plaintiff"), a former employee of the Company, commenced an action on November 16, 1999 in Superior Court, Province of Quebec, District of Montreal, against the Company and its Chief Executive Officer, Dr. Amine Selmani. Plaintiff alleges that he was wrongfully terminated as an employee and seeks CDN$96,581 in compensation allegedly due, the issuance to him of 100,000 shares of Class A Stock that were subject to an option that was alleged to have been granted to him and CDN$25,000 in punitive damages. The Company and Dr. Selmani deny Plaintiff's allegations and believe that they have meritorious defenses to this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock has been eligible for trading on the Nasdaq Over The Counter Bulletin Board since the third quarter of the fiscal year ended March 31, 2000. The following table sets out the high and low bid prices of the Common Stock during the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Fiscal Year        Quarter              High ($)         Low ($)
         -----------      ------------           --------         -------

            2000          3rd quarter            $0.0000          $0.0000

                          4th quarter            $8.5625          $3.7500


         According to information furnished to the Company by the transfer agent for the Common Stock, as of July 31, 2000, there were 61 holders of record of the Common Stock, including depositories.

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

         On February 2, 2000, the Company received funds for a private placement of its securities which was conditioned on the closing of the Transactions. The private placement yielded aggregate proceeds of US $2,350,000, and the Company issued an aggregate of 470,000 shares of Common Stock and Warrants to purchase an additional 470,000 shares of Common Stock at a price of US $7.00 on or before September 30, 2001. The private placement closed on February 29, 2000, simultaneous with the closing of the Transactions. The Company relied upon the exemption provided in Regulation S under the Securities Act. No underwriter was involved in the private placements.

         The Company completed a second private placement with five separate closing dates as shown in the table below. The Company issued a total of 1,910,214 units at a price of US $3.50 per unit yielding gross proceeds of US $6,055,250 and CDN $900,000. Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US $4.50 per share before March 30, 2001. The securities were offered and sold in reliance on the exemption from registration under the Securities Act provided for in Regulation S. All such securities were deemed by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transactions.

    Closing Date       Number of Units                   Proceeds
    ------------       ---------------                   --------

    March 31, 2000          843,500              US $2,532,250 and CDN $600,000
                                                 (CDN $4,270,243)

    April 4, 2000           833,857              US $2,813,500 and CDN $150,000
                                                 (CDN $4,281,343)
    April 17, 2000           82,000              US $287,000
                                                 (CDN $425,879)
    April 27, 2000           42,857              US $150,000
                                                 (CDN $221,925)
    June 9, 2000            108,000              US $272,500 and CDN $150,000
                                                 (CDN $558,272)
                       --------------            -------------------------------
    Totals                1,910,214              US$6,055,250 and CDN $900,000
                                                 (CDN $9,757,662)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The discussion in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" of this report, as well as those risks discussed in this section and elsewhere in this report.

         The discussion and analysis below should be read in conjunction with the consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

         BioSyntech, Inc. (together with its subsidiary, Bio Syntech Canada Inc., also referred to as "we," "us" or the "Company"), a Nevada corporation, was incorporated on December 14, 1994. It is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but which must be transported to the site of action. The Company has had limited revenues to date. Its future operations are dependent upon financing necessary to complete research and development projects and market the Company's products. There can be no assurance that the Company will be able to complete the development of its products, or if completed, that they can be successfully marketed. Furthermore, there is no assurance that even if the products are completed and marketed, the revenues therefrom will be sufficient to fund the Company's future operations or to fund additional research, development and marketing.

         To date, the Company has incurred substantial losses from operations, and as of March 31, 2000, had an accumulated deficit of CDN $7,655,124 (US $5,281,581). The Company expects to incur substantial operating expenses in the future to support its product development efforts and expand its technical and management personnel and organization.

         Revenues from the sales of the Company's products are generally recognized upon shipment of the product.

Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
consolidated statements of operations for the fiscal years ended March 31, 2000 and 1999 (in thousands of CDN $)



                                                   Fiscal Years Ended March 31,
                                                   ----------------------------
                                                     2000               1999
                                                     ----               ----

Sales                                                CDN $0          CDN $78.7
Cost of sales                                             0               35.0
                                                   ----------       ----------
Gross profit                                       $      0         $     43.7
Operating Expenses:
   Research and development                        $  2,341.7       $  2,948.3
   Investment tax credits                              (676.9)          (599.1)
   General and administrative                         1,217.5          1,789.5
   Amortization of property, plant and                  178.2             35.2
                                                   ----------       ----------
   equipment
Total operating expenses                           $  3,060.5       $  4,173.9
                                                   ----------       ----------
Income from operations (Loss)                      ($ 3,060.5)      ($ 4,130.2)
Interest income                                          18.6              4.4
Interest expense                                        198.4             39.9
                                                   ----------       ----------
Net loss                                           $  3,240.3       $  4,165.7


Sales

         Since the inception of the Company, revenues have been generated from sales of Mach-1(TM) Mechanical Testers.

         During the year ended March 31, 2000, the Company reported sales of zero and a net loss of CDN $3,240,283 compared to sales of CDN $78,660 and a net loss of CDN $4,165,657 for the year ended March 31, 1999.

         Loss per share was CDN $0.23 per share for the year ended March 31, 2000, compared to CDN $0.37 per share for the year ended March 31, 1999.

Operating Expenses

         Research and development expenses were CDN $2,341,697 the year ended March 31, 2000 compared to CDN $2,948,342 for the year ended March 31, 1999, partly attributable to the reduction of acquisition of research and development equipment.

         General and administrative expenses were CDN $ 1,217,507 for the year ended March 31, 2000 compared to CDN $ 1,789,468 for the year ended March 31, 1999, representing a decrease of CDN $571,961. The decrease is principally attributable to the grant of options in lieu of cash payments to consultants.

Interest Revenue and Interest Expense

         Interest revenue represents income earned on the Company's bank accounts. Interest revenue increased by CDN $14,277, from CDN $4,364, in 1999 to CDN $18,641 in 2000, primarily due to a higher level of cash on hand during the period.

         Interest expense in 2000 is mainly attributable to interest on the capital lease transaction entered into by the Company at the end of fiscal year 1999 in order to finance its facility. Interest expense increased by CDN $ 158,467 from CDN $39,935 in 1999 to CDN $198,402 in 2000.

Liquidity and Capital Resources

         The Company's cash position was CDN $ 7,301,143 (US $5,037,355) as of March 31, 2000, compared to CDN $57,297 at the end of March 31, 1999.

         The Company had an option to terminate the lease of its facility and to acquire it from its landlord. The Company exercised its option and acquired the property for a price of CDN$ 1,200,000 during the first week of July 2000.

         On February 2, 2000, the Company completed a private placement of its securities yielding aggregate proceeds of US $2,350,000, for which the Company issued an aggregate of 470,000 shares of Common Stock and Warrants to purchase an additional 470,000 shares of Common Stock at a price of US $7.00 on or before September 30, 2001. The Company relied upon the exemption provided in regulations under the Securities Act. No underwriter was involved in the private placement.

         The Company completed a second private placement as shown in the table above and issued a total of 1,910,214 units at a price of US $3.50 (CDN $5,07) per unit yielding gross proceeds of US $6,055,250 and CDN $900,000 (CDN $9,757,662). Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US $4.50 (CDN $6.52) per share before March 30, 2001. The securities were offered and sold in compliance with the exemption from registration under Securities Act provided for in Regulation S. All such securities were considered by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transactions.

         The cash position of BioSyntech Inc. on July 31, 2000 is US $6,020,218 plus CDN $575,817.

Employee Growth

         As of July 31, 2000, the Company had 27 employees, of whom 22 were engaged on research and development and five were engaged in corporate and administrative activities. Over the next 12 months, the Company intends to increase its corporate and administrative personnel to eight. The existing research and development team will be expanded by 10 to 15 persons. The Company anticipates its total employee count to be in the range of 40 employees by 2001. The information set forth under the caption "Risk Factors - We may be unable to retain our key executives and research and development personnel" discuss risks the Company may face in hiring and retaining additional personnel.


ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Ernst & Young LLP has served as the independent accountant for Bio Syntech Canada and for its predecessors since such corporations' inception. Under applicable accounting rules and policies, Bio Syntech Canada is deemed to be the acquirer of the Company as a result of the Transactions. Since the Transactions, Ernst & Young LLP has served as the independent accountant of the Company.

         Barry L. Friedman of Las Vegas, Nevada, was the independent accountant of the Company prior to the Transactions.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

         The following sets forth the name, business address, present principal occupation, employment and material occupations, positions, offices or employments for the past five years and ages as of July 31, 2000 for the executive officers and directors of the Company. Members of the board of directors shall be elected at the next annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualify.

         Name                    Age              Title
         ----                    ---              -----

Amine Selmani                    43     Chairman of the Board,
                                        President and Chief Executive Officer
Denis N. Beaudry                 57     Director
Pierre Alary                     43     Director
Jean-Yves Bourgeois              33     Director
Pierre Ranger                    45     Director
Lucie Duval                      40     Secretary and Treasurer

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

         Pierre Alary, CA - Mr. Alary has been a director of the Company since February 2000. Since August 1998, Mr. Alary has been a Vice President for finance and information technologies at Bombardier Transport, a designer, manufacturer and distributor of rail cars. Prior to joining Bombardier Transport, Mr. Alary has held various positions from September 1978 to August 1998, including as Senior Partner, at Ernst & Young LLP, specializing in the biotechnology industry.

         Jean-Yves Bourgeois - Mr. Bourgeois has been a director of the Company since February 2000. Since 1999, Mr. Bourgeois has been a director and Senior Vice President in charge of corporate finance for eastern Canada of Canaccord, a securities broker/dealer. Prior to joining Canaccord, Mr. Bourgeois served as a Chief Financial Officer for Aeterna Laboratories from 1998 to 1999. From 1997 to 1998, Mr. Bourgeois had also been in charge of small capital market development, specializing in high technology and biotechnology industries, for TD Securities, a securities broker/dealer. From 1992 to 1997, Mr. Bourgeois held various positions, including the head of corporate finance for eastern Canada, at Gordon Capital, a securities broker/dealer, where he specialized in high technology and biotechnology industries.

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


ITEM 10.   EXECUTIVE COMPENSATION.

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

Summary Compensation Table


                                                                                                    Long-Term
                                                                                                  Compensation:
                                                                Annual Compensation                   Award
                                     Fiscal Year
  Name and Position                (ending 3/31)(1)          Salary              Bonus(1)          # of Options
  -----------------                ---------------           ------              --------          ------------


          Amine Selmani                  2000              CDN$120,000              $0                  -
          President and
         Chief Executive                 1999              CDN$120,000              $0              312,500(2)
             Officer
                                         1998                  $0                   $0                  -


----------------
(1) Certain of the executive officers of the Company routinely receive other benefits from the Company, the amounts of which are customary in the Company's industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during each of the periods reflected in the table above did not exceed the lesser of US$50,000 or 10% of the compensation set forth above for any named individual in respect of any such period.

(2) Represents options awarded under the Bio Syntech Canada, Inc. Stock Option Plan (the "BSCPlan").


Option Grants

         No options were granted to Dr. Selmani under the BSCPlan in the fiscal year ended March 31, 2000. The Company has never granted any stock appreciation rights.


Aggregated Fiscal Year-End Option Exercises and Option Values

         Dr. Selmani did not exercise any options as of March 31, 2000. The following table sets forth certain information regarding unexercised stock options held by Dr. Selmani as of March 31, 2000.

                                           Number of Securities Underlying                    Value of Unexercised in
                                               Unexercised Options at                           the-Money Options at
                                                  March 31, 2000(#)                              March 31, 2000($)
              Name                            Exercisable/Unexercisable                     Exercisable/Unexercisable(1)
              ----                            -------------------------                     ----------------------------
Amine Selmani                                         312,000/0                                     $1,521,000/0

-----------------
(1) Based on the market value, as reported on the Nasdaq Over The Counter Bulletin Board, of $5.6250 per share of Common Stock at March 31, 2000 and an exercise price of CDN$.75 per share.

Other Compensation Plans

         The Company has no pension plan or other compensation plans for its executive officers or directors.

Compensation of Directors

         No fees or other remuneration were paid to directors of the Company during the fiscal year ended March 31, 2000, with the exception of reimbursement of expenses. The Board will determine the remuneration of the directors and officers of the Company during the current and subsequent fiscal years.

Employment Agreements

         The Company presently does not have any employment agreement with any of its executive officers.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table contains information as of July 31, 2000 regarding the beneficial ownership of shares of Common Stock by the Company's current directors and executive officers and those persons or entities who, to the Company's knowledge, beneficially own more than 5% of the Common Stock:


                                    Shares of Common        Percentage of Common
     Name and Address of            Stock Beneficially       Stock Beneficially
      Beneficial Owner                Owned (1)(2)                  Owned
     -------------------            ------------------       ------------------

9083-1496 Quebec Inc. (3)                7,640,000                   26.2%
475 Boulevard Armand-Frappier
Laval, Quebec, Canada H7V 4B3

Amine Selmani (3)                        7,952,500(4)                27.0%
475 Boulevard Armand-Frappier
Laval, Quebec, Canada H7V 4B3

Denis N. Beaudry (5)
3744 Jean-Brillant, Suite 6332                   0                     -
Montreal, Quebec, Canada H3B 1P1

Pierre Alary                                     0                     -
1101 Parent Street
Saint-Bruno, Quebec, Canada J3V 6E6

Jean-Yves Bourgeois                              0                     -
119 du Bearn Avenue
Saint-Lambert, Quebec, Canada
J4S 1K6

Pierre Ranger                              100,000(6)                  *
1800, Boulevard Le Corbusier,
bur.113
Laval, Quebec, Canada H7S 2K1

Lucie Duval (7)                             30,000                     *
1111 Arthur Lismer
Unit 610
Montreal, Quebec, Canada H4N 3J3

All Officers and Directors               8,082,500                  27.6%
as a group (6 persons)
-----------------------
*        Less than one percent.

(1) Includes rights to acquire shares of Common Stock through the exchange of Class A Stock. See "Description of Business/History of the Company" for information in respect of the exchange of Class A Stock for Common Stock.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days after July 31, 2000 upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days after July 31, 2000 have been exercised or converted.

(3) Dr. Selmani does not own directly any Class A Stock or Common Stock. However, by virtue of his ownership of 9083-1496 Quebec Inc., Dr. Selmani has shared voting and dispositive power with respect to the 7,640,000 shares of Class A Stock owned by 9083-1496 Quebec Inc. Dr. Selmani also may be deemed the beneficial owner of 312,500 shares of Common Stock that would be held by him upon exchange of 312,500 shares of Class A Stock issuable upon exercise of options granted to Dr. Selmani.

(4) Does not include an aggregate of 1,085,000 shares (which includes 200,000 shares issuable upon the exercise of options) of Common Stock beneficially owned by Monique Jarry, the spouse of Dr. Selmani. Ms. Jarry is deemed to be the beneficial owner of such shares of Common Stock by reason of her beneficial ownership of the same number of shares of Class A Stock. Dr. Selmani disclaims beneficial ownership of such shares.

(5) Denis N. Beaudry is the representative of Polyvalor on the Company's Board. Does not include 1,072,000 shares of Class A Stock beneficially owned by Polyvalor which are exchangeable on a one-for-one basis for shares of Common Stock. See "Description of Business -- Material Agreements." Mr. Beaudry disclaims beneficial ownership of such shares.

(6) Represents 100,000 shares of Common Stock that would be beneficially owned by Mr. Ranger upon exchange of 100,000 shares of Class A Stock issuable upon exercise of an option granted to Mr. Ranger.

(7) Represents 30,000 shares of Common Stock that would be beneficially owned by Ms. Duval upon exchange of 30,000 shares of Class A Stock issuable upon exercise of an option granted to Ms. Duval.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in "Item 1. Description of Business/History of the Company" and "-Agreement with Polyvalor" is incorporated herein by reference.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

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

*Exhibit 3.2               Amended and Restated By-laws.

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

Exhibit 10.1 Amended and Restated Technology Assignment Agreement among Polyvalor Limited Partnership, Bio Syntech Canada Inc., and BioSyntech Inc. dated March 15, 2000. - Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.2 BioSyntech, Inc. Stock Option Incentive Plan. - Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.3               Bio Syntech Canada Inc. Stock Option  Incentive Plan.
                           - Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.4 Non-Disclosure and Confidentiality Agreement between Bio Syntech Ltd. and Sulzer Orthopedics Biologics Inc. dated February 23, 1999. - Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.5               Material Transfer  Agreement between Bio Syntech Ltd.
                           and Sulzer Orthopedics Ltd. dated January 4, 2000. - Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.6               Confidentiality  Agreement  between Bio Syntech  Ltd.
                           and Reprogenesis, Inc. dated May 31, 1999. - Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.


Exhibit 10.7               Material Transfer  Agreement between Bio Syntech Ltd.
                           and  Reprogenesis,   Inc.  dated  July  27,  1999.  -
                           Incorporated by reference to Exhibit 10.7 to Annual

                           Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.8 Confidential Disclosure Agreement between Bio Syntech Ltd. and Ophidian Pharmaceuticals, Inc. dated August 16, 1999. - Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.9 Biological Material Transfer Agreement between Bio Syntech Ltd. and Ophidian Pharmaceuticals, Inc. dated August 16, 1999. - Incorporated by reference to
                           Exhibit 10.9 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.10 Mutual Confidentiality and Non-Disclosure Agreement between Bio Syntech Ltd. and Viragen Incorporated dated September 2, 1999. - Incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.11 Confidential Disclosure Agreement between Bio Syntech Ltd. and Ontogeny, Inc. dated October 26, 1999. - Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.12              Material Transfer  Agreement between Bio Syntech Ltd.
                           and Ontogeny, Inc. dated December 3, 1999. - Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

Exhibit 10.13              Material Transfer  Agreement between Bio Syntech Ltd.
                           and Biomet Manufacturing Corporation dated February 8, 2000. - Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-KSB for period ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000.

*Exhibit 21                List of Subsidiaries of Company.

*Exhibit 27                Financial Data Schedule.

----------------------------------
* Filed herewith.

(b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated March 15, 2000 (the "March 15 Current Report"), reporting under Item 1. Change in Control of Registrant and Item 2. Acquisition or Disposition of Assets - the Transactions. The Company amended the March 15, 2000 Current Report and filed a Form 8-K/A dated May 15, 2000, to provide the financial statements of Bio Syntech Canada, Ltd. as of March 31, 2000.

           [The remainder of this page was intentionally left blank.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BioSyntech, Inc.



August 15, 2000                                     By:     /s/ Amine Selmani
                                                         -----------------------
                                                               Amine Selmani
                                                                   President

                                POWER OF ATTORNEY

         BioSyntech, Inc. and each of the undersigned do hereby appoint Dr. Amine Selmani, its or his true and lawful attorney to execute on behalf of BioSyntech, Inc. and the undersigned any and all amendments to the Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                          Title                         Date

   /s/ Amine Selmani               President;                    August 14, 2000
---------------------------        Chief Executive Officer;
    Amine Selmani                  Chief Financial Officer;
                                   Chief Accounting Officer


   /s/ Denis N. Beaudry            Director                      August 14, 2000
---------------------------
    Denis N. Beaudry


   /s/ Pierre Alary                Director                      August 14, 2000
---------------------------
    Pierre Alary

   /s/ Jean-Yves Bourgeois         Director                      August 14, 2000
---------------------------
    Jean-Yves Bourgeois

   /s/ Pierre Ranger               Director                      August 14, 2000
---------------------------
    Pierre Ranger

Consolidated Financial Statements
BioSyntech, Inc.
[formerly Dream Team International Inc.]
[a development stage company]

March 31, 2000 and 1999

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of BioSyntech, Inc.

We have audited the accompanying consolidated balance sheets of BioSyntech, Inc. [the "Company"], [a development stage company], as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the period from inception to March 31, 2000 and for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company [a development stage company] as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the period from inception to March 31, 2000 and for the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.




Montreal, Canada,                                        /s/ Ernst & Young LLP
June 9, 2000, except as to Note 14,                      Chartered Accountants
as to which the date is July 4, 2000.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                      CONSOLIDATED BALANCE SHEETs [note 1]


As of March 31, 2000 and 1999

                                                                      2000                 2000                 1999
                                                                      US$                   C$                   C$
---------------------------------------------------------------------------------------------------------------------
                                                                 [note 2]
ASSETS
Current assets
Cash                                                             5,037,355            7,301,143              57,297
Short-term investment [note 3]                                      51,746               75,000                  --
Receivables [note 4]                                                63,044               91,376              68,460
Inventory                                                           32,557               47,188              23,700
Investment tax credits receivable [note 10]                        396,716              575,000             603,663
Prepaid expense                                                     12,671               18,365                  --
---------------------------------------------------------------------------------------------------------------------
                                                                 5,594,089            8,108,072             753,120
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment [note 5]                           1,035,525            1,500,890           1,665,163
Other assets                                                        11,487               16,650              15,867
---------------------------------------------------------------------------------------------------------------------
                                                                 6,641,101            9,625,612           2,434,150
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIENCY)
Current liabilities
  Demand loan [note 6]                                                  --                   --             518,598
  Accounts payable and accrued liabilities                         731,977            1,060,928             579,552
  Due to stockholder, without interest and
    repayment terms                                                  6,899               10,000              30,394
  Deferred revenues                                                 45,157               65,451                  --
  Current portion of long-term debt [note 7]                        51,746               75,000             400,000
  Current portion of obligations under capital
    leases [note 8]                                                 57,596               83,479              56,452
---------------------------------------------------------------------------------------------------------------------
                                                                   893,375            1,294,858           1,584,996
---------------------------------------------------------------------------------------------------------------------
Long-term debt [note 7]                                            155,237              225,000             300,000
Obligations under capital leases [note 8]                          629,409              912,266             991,736
---------------------------------------------------------------------------------------------------------------------
                                                                 1,678,021            2,432,124           2,876,732
---------------------------------------------------------------------------------------------------------------------
Commitment [note 12]
Contingent liability [note 13]

Stockholders' equity (deficiency)
Common stock [note  9]
   Par value $0.001
   Authorized 50,000,000 shares
   Issued and outstanding
      28,115,536 common shares                                   9,060,785           13,132,702           2,662,909
Additional paid-in capital                                       1,183,876            1,715,910           1,309,350
Deficit accumulated during the development stage                (5,281,581)          (7,655,124)         (4,414,841)
---------------------------------------------------------------------------------------------------------------------
                                                                 4,963,080            7,193,488            (442,582)
---------------------------------------------------------------------------------------------------------------------
                                                                 6,641,101            9,625,612           2,434,150
=====================================================================================================================

See accompanying notes


-----------------------------------   ---------------------------------------
Director                              Director

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                 CONSOLIDATED STATEMENTS OF OPERATIONS [note 1]


Years ended March 31, 2000 and 1999




                                                         Cumulative
                                                      from inception to
                                                       March 31, 2000                2000           2000             1999
                                                            C$                        US$            C$               C$
--------------------------------------------------------------------------------------------------------------------------
                                                                                 [note 2]
Sales                                                          168,138                --              --          78,660
Cost of sales                                                   71,962                --              --          35,008
--------------------------------------------------------------------------------------------------------------------------
                                                                96,176                --              --          43,652
--------------------------------------------------------------------------------------------------------------------------

Research and development expenses                            5,653,972         1,615,632       2,341,697       2,948,342
Investment tax credits                                      (1,413,364)         (466,994)       (676,861)       (599,114)
General and administrative expenses                          3,082,139           840,008       1,217,507       1,789,468
Interest on long-term debt                                     238,337           136,885         198,402          39,935
Amortization of property, plant and equipment                  213,221           122,933         178,179          35,042
Interest revenue                                               (23,005)          (12,861)        (18,641)         (4,364)
--------------------------------------------------------------------------------------------------------------------------
                                                             7,751,300         2,235,603       3,240,283       4,209,309
--------------------------------------------------------------------------------------------------------------------------
Net loss for the period [note 10]                            7,655,124         2,235,603       3,240,283       4,165,657
Deficit accumulated during the
   development stage, beginning of period                           --         3,045,978       4,414,841         249,184
--------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the
     development stage, end of period                        7,655,124         5,281,581       7,655,124       4,414,841
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
     outstanding                                                              14,042,819      14,042,819      11,274,996
Basic and diluted loss per share [note 9]                                           0.16            0.23            0.37
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                           STATEMENTS OF STOCKHOLDERS'
                       EQUITY (DEFICIENCY) [notes 1 and 9]


From inception to March 31, 2000
[In Canadian dollars]


                                                           Common Stock
                                                -----------------------------------
                                                                                      Additional
                                                                                        paid-in    Accumulated deficit
                                                     Shares           Amount            capital             $            Total
                                                                         $                 $                               $
------------------------------------------------------------------------------------------------------------------------------------


Balance, May 10, 1995                                8,525,000                1             --                 --                1
Net loss 1996 [325 day period]                              --               --             --             (2,865)          (2,865)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                              8,525,000                1             --             (2,865)          (2,864)
Net loss 1997                                               --               --             --             (9,332)          (9,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                              8,525,000                1             --            (12,197)         (12,196)
Deemed common stock paid up as of January 31,
   1998 and issued on August 3, 1998                        --          215,000             --                 --          215,000
Net loss 1998                                               --               --             --           (236,987)        (236,987)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                              8,525,000          215,001             --           (249,184)         (34,183)
Deemed common stock issued for cash                  1,746,579        1,083,108             --                 --        1,083,108
Deemed  common  stock  issued  in  exchange  for
   services                                          1,940,000        1,455,000             --                 --        1,455,000
Deemed options granted to consultants                       --               --      1,309,350                 --        1,309,350
Net loss 1999                                                                               --         (4,165,657)      (4,165,657)
Deemed share issuance costs                                 --         (90,200)             --                 --          (90,200)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                             12,211,579        2,662,909      1,309,350         (4,414,841)        (442,582)
Deemed common stock issued for cash                  1,893,457        2,595,222             --                 --        2,595,222
Deemed common stock issued in exchange for
   intellectual property [note 12]                   1,072,000        1,072,000             --                 --        1,072,000
Deemed options granted to consultants                       --               --        406,560                 --          406,560
Net loss for the period from April 1, 1999 to
   February 28, 2000                                        --               --             --         (2,850,977)      (2,850,977)
------------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                15,177,036        6,330,131      1,715,910         (7,265,818)         780,223
Acquisition of BioSyntech, Inc.
   by Bio Syntech Ltd.                              12,095,000        2,873,848             --                 --        2,873,848
March 31, 2000, issuance [note 9]                      843,500        4,270,243             --                 --        4,270,243
Share issue costs [note 9]                                  --         (341,520)            --                 --         (341,520)
Net loss for the period from February 29, 2000
   to March 31, 2000                                        --               --             --           (389,306)        (389,306)
------------------------------------------------------------------------------------------------------------------------------------
                                                    28,115,536       13,132,702      1,715,910         (7,655,124)       7,193,488
====================================================================================================================================


US dollars [note 2]
Balance as at March 31, 2000                                          9,060,785      1,183,876         (5,281,581)       4,963,080
====================================================================================================================================

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                 CONSOLIDATED STATEMENTS OF CASH FLOWS [note 1]


Years ended March 31, 2000 and 1999

                                                            Cumulative
                                                          from inception
                                                         to March 31, 2000             2000              2000              1999
                                                               C$                      US$                C$                C$
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     [note 2]
OPERATING ACTIVITIES
Net loss                                                      (7,655,124)         (2,235,604)       (3,240,283)       (4,165,657)
Items not affecting cash
Amortization                                                     213,221             122,933           178,179            35,042
Services paid by the isssuance of common stock                 2,527,000             739,616         1,072,000         1,455,000
Options granted to consultants                                 1,715,910             280,502           406,560         1,309,350
Changes in working capital assets and liabilities
   Accounts receivable                                           (91,376)            (15,811)          (22,916)           (5,377)
   Inventory                                                     (47,188)            (16,205)          (23,488)          (23,700)
   Investment tax credits receivable                            (575,000)             19,776            28,663          (468,663)
   Prepaid expenses                                              (18,365)            (12,671)          (18,365)               --
   Deferred revenues                                              65,451              45,157            65,451                --
   Accounts payable and accrued liabilities                    1,044,440             332,121           481,376           339,156
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                          (2,821,031)           (740,186)       (1,072,823)       (1,524,849)
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (75,251)             (8,904)          (12,907)          (69,370)
Purchase of short-term investment                                (75,000)            (51,746)          (75,000)               --
Purchase of other assets                                         (16,650)               (575)             (833)          (14,867)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                            (166,901)            (61,225)          (88,740)          (84,237)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                       700,000                  --                --           700,000
Reimbursement of long-term debt                                 (400,000)           (275,976)         (400,000)               --
Proceeds of demand loan                                          581,845                  --                --           581,845
Reimbursement of demand loan                                    (581,845)           (357,802)         (518,598)          (63,247)
Increase in due to shareholder                                    30,394                  --                --            20,394
Repayment to shareholder                                         (20,394)            (14,071)          (20,394)               --
Reimbursement of obligations under capital leases               (643,116)            (36,182)          (52,443)         (583,647)
Proceeds from issuance of shares of
   Bio Syntech Ltd. prior to the reverse acquisition           3,890,068           1,790,549         2,595,222         1,083,108
Proceeds from issuance of common shares of
   BioSyntech, Inc. prior to the reverse acquisition           3,399,980           2,331,503         3,379,279                --
Repurchase of common stock of
   BioSyntech, Inc. prior to the reverse acquisition            (506,380)           (349,372)         (506,380)               --
Proceeds from issuance of common shares of
   BioSyntech, Inc. after the reverse acquisition              4,270,243           2,946,214         4,270,243                --
Share issue costs                                               (431,720)           (235,629)         (341,520)          (90,200)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                          10,289,075           5,799,234         8,405,409         1,648,253
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                           7,301,143           4,997,823         7,243,846            39,167
Cash, beginning of period                                             --              39,532            57,297            18,130
----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                            7,301,143           5,037,355         7,301,143            57,297
----------------------------------------------------------------------------------------------------------------------------------
Additional information
Interest paid                                                    228,351             129,996           188,416            39,935
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


March 31, 2000 and 1999
[In Canadian dollars]


1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated on December 14, 1994 under the laws of the State of Nevada. The Company's operations and all of its assets are located in Canada.

Pursuant to an Amalgamation agreement dated February 15, 2000, 9083-5661 Quebec Inc., a wholly-owned subsidiary of the Company, and Bio Syntech Ltd. ["Bio Syntech"] were merged into one company under the name of Bio Syntech Canada Inc. ["Bio Syntech Canada"]. As a result of the merger, the Company became the record and beneficial owner of all of the issued and outstanding voting shares of Bio Syntech Canada. The former Bio Syntech shareholders were issued 15,177,036 non-voting exchangeable shares of Bio Syntech Canada's Preferred Stock [the "Class A Shares"]. The Class A Shares are exchangeable on a share-for-share basis [15,177,036] of common stock of the Company. As at March 31, 2000, the related 15,177,036 shares of common stock of the Company have been issued and placed in trust and are thus considered issued and outstanding.

Beneficial holders of the Class A Shares have voting rights equal to the number of Company shares placed in trust. Therefore, the Bio Syntech shareholders are deemed to hold securities with voting rights equal to approximately 55% of the total voting power of the outstanding common stock of the Company. This transaction is considered an acquisition of the Company, which at the date of the transaction was a shell company, by Bio Syntech and has been accounted for as a purchase of the net assets of the Company by Bio Syntech in these consolidated financial statements. Accordingly, this transaction represents a recapitalization of Bio Syntech, the legal subsidiary effective February 29, 2000.

These consolidated financial statements are the continuation of the financial statements of the accounting acquirer Bio Syntech which has a year-end of March
31. This date will continue to be used as the Company's year-end. Bio Syntech's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Figures for the years ended as at March 31, 2000 and 1999 are those of Bio Syntech. For purposes of the acquisition, the fair value of the net assets of the Company of $2,873,848 is ascribed to the 12,095,000 previously outstanding common stock of the Company deemed to be issued in the acquisition as follows:

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
================================================================================

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]


1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION [Cont'd]

The Company is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but must be transported to the site of action. The Company has limited revenues to date and is thus subject to numerous risks, including risks associated with product development and marketing, obtaining the necessary regulatory approvals, growth, manufacturing, competition, and attracting and retaining key personnel. It may be necessary for the Company to raise additional funds for the continuing development and marketing of its technologies.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The significant accounting principles are as follows:

Consolidated financial statements and basis of presentation

The consolidated financial statements include the accounts of BioSyntech, Inc. and the accounts of Bio Syntech Canada Inc. All intercompany transactions and balances have been eliminated. US dollar amounts presented on the consolidated balance sheets, consolidated statements of operations, statements of stockholders' equity (deficiency) and consolidated statements of cash flows are provided for convenience of reference only and are based on the closing exchange rate at March 31, 2000, which was $1.4494 Canadian dollar per US dollar.

Revenue recognition

Revenues from sales of the Company's products are recognized upon shipment.

Inventory

Inventory consists of raw materials. Inventories are stated at the lower of cost [on a first-in, first-out basis] and replacement cost.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Property, plant and equipment

Property, plant and equipment are recorded at cost. They are amortized over their estimated useful life on a straight-line basis as follows:

Building under capital lease                                        10 years
Office furniture                                                     5 years
Equipment under capital lease                                       10 years
Office furniture under capital lease                                 5 years

Research and development expenditures

Research and development expenditures, including equipment used in research and development activities, are expensed as incurred.

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

Income taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 Accounting for income taxes ["SFAS 109"].

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

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Stock option plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options for options granted to employees and directors.

Impairment of long-lived assets and long-lived assets to be disposed of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.

Basic and diluted loss per common stock

Per share amounts have been computed based on the weighted average number of common shares outstanding each period. The weighted average number of common shares outstanding prior to the transaction of February 29, 2000 are based on the number of BioSyntech common shares outstanding during that period.

Exchangeable shares of Bio Syntech Canada [15,177,036 shares] outstanding are deemed to be outstanding common shares of the Company for the purposes of the loss per share calculations and share continuity disclosures as the exchangeable shares are the economic equivalent of common shares of the Company.


3.          SHORT-TERM INVESTMENT

The short-term investment consists of a held-to-maturity term deposit, maturing on July 21, 2000, which is pledged as collateral security against a letter of guarantee issued by a financial institution.

4.        RECEIVABLES
                                                2000                     1999
                                                  $                        $
--------------------------------------------------------------------------------

Sales tax receivable                           73,623                   35,881
Government grants receivable                    3,462                   20,423
Other                                          14,291                   12,156
--------------------------------------------------------------------------------
                                               91,376                   68,460
================================================================================



5.       PROPERTY, PLANT AND EQUIPMENT

                                                        Accumulated      Net
                                              Cost      amortization  book value
                                                $            $            $
--------------------------------------------------------------------------------

2000
Building and land under capital lease    1,614,629       188,389      1,426,240
Office furniture                            74,357        20,954         53,403
Equipment under capital lease               18,050         3,009         15,041
Office furniture under capital lease         7,025           819          6,206
--------------------------------------------------------------------------------
                                         1,714,061       213,171      1,500,890
================================================================================

1999
Building and land under capital lease    1,613,785        27,000      1,586,785
Office furniture                            68,370         6,837         61,533
Equipment under capital lease               18,050         1,205         16,845
--------------------------------------------------------------------------------
                                         1,700,205        35,042      1,665,163
================================================================================

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]




6.        DEMAND LOAN AND CREDIT FACILITY

The demand loan of $518,598 at March 31, 1999 carried interest at the prime rate plus 1.75% and was payable upon receipt of investment tax credits. It was repaid during the year ended March 31, 2000.

The Company has a $50,000 credit facility, maturing July 31, 2000, payable upon demand, bearing interest at prime rate plus 2.5%. A $50,000 charge on inventory and accounts receivable was granted to the financial institution with respect to this facility. As of March 31, 2000, no amount was drawn under this credit facility.

As at March 31, 2000 and 1999, the prime rate was 7% and 6.75% respectively.


7.       LONG-TERM DEBT


                                                                                              2000           1999
                                                                                               $              $
--------------------------------------------------------------------------------------------------------------------

Bank loan bearing interest at the prime rate. The loan has an interest exemption period covered by a governmental  agency, until April 24, 2001, matures on March
25, 2006 and is payable in monthly  instalments of $3,333 plus interest starting on April 25, 2001. The debt is  collateralized  by a  governmental  agency and a
$200,000 first rank charge on all tangible and  intangible  assets not otherwise
encumbered.                                                                                200,000        200,000

Bank loan  bearing  interest  at the prime rate plus 3.0%,  maturing on July 26,
2001, payable by monthly  instalments of $6,250 plus interest and collateralized by a $225,000 first rank
charge on research and development laboratory equipment.                                   100,000        175,000

Term loan, without interest, until March 31, 2000, reimbursed in fiscal 2000.                   --        325,000
--------------------------------------------------------------------------------------------------------------------
                                                                                           300,000        700,000
Less:  current portion                                                                      75,000        400,000
--------------------------------------------------------------------------------------------------------------------
                                                                                           225,000        300,000
--------------------------------------------------------------------------------------------------------------------

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]




7.       LONG-TERM DEBT [Cont'd]

The principal instalments payable are as follows for years ending March 31:

                                                                     $
--------------------------------------------------------------------------------

2001                                                             75,000
2002                                                             65,000
2003                                                             40,000
2004                                                             40,000
2005                                                             40,000
Subsequent to 2005                                               40,000
--------------------------------------------------------------------------------
                                                                300,000
--------------------------------------------------------------------------------


8.        obligations UNDER capital leaseS

Future minimum lease payments under the capital leases are as follows for years ending March 31:

                                                                            $
--------------------------------------------------------------------------------

2001                                                                    180,278
2002                                                                    170,409
2003                                                                    168,000
2004                                                                    168,000
2005                                                                    168,000
Subsequent to 2005                                                      644,000
--------------------------------------------------------------------------------
                                                                      1,498,687
Less:  interest portion at rates varying between 10% and 14.38%         502,942
--------------------------------------------------------------------------------
                                                                        995,745
Less:  current portion                                                   83,479
--------------------------------------------------------------------------------
                                                                        912,266
================================================================================

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]





9.        Stockholders' equity (deficiency) and
          stock options

Authorized

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share.

On February 2, 2000, the Company completed a private placement yielding gross proceeds of US$2,350,000 and issued 470,000 common shares and 470,000 warrants entitling the holder to purchase an aggregate of 470,000 common shares at a price of US$7.00 on or before September 30, 2001.

On March 31, 2000, the Company issued 723,500 common shares in consideration of $3,670,243 [US$2,532,250] and 120,000 common shares in consideration of $600,000. The share issue costs amounted to $341,520 [US$234,980]. As part of this transaction, a total of 843,500 warrants were issued which entitle the holder to purchase an aggregate of 843,500 common stocks at a price of US$4.50 on or before March 30, 2001.


As of March 31, 2000, a total of 1,313,500 warrants issued by the Company are outstanding.


Stock options


Under the Company's Stock Option Plan, options may be granted for an authorized maximum of 2,500,000 shares of common stock to employees, directors and senior consultants. No options have been granted by the Company. The Board shall have the sole authority to determine the terms and conditions of the options to be issued. The expiry date of options is ten years after the date of grant.

Under the subsidiary's option plan, options may be granted for an authorized maximum of 1,500,000 Class A shares of Bio Syntech Canada. The subsidiary has 1,500,000 options granted entitling the holders to purchase 1,500,000 Class A shares of Bio Syntech Canada which are exchangeable in common shares of BioSyntech, Inc. at prices varying between $0.75 and $2.17. The options are exercisable at any time before the expiry date which is for a maximum of ten years following the date of grant.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]





9.        stockholders' equity (deficiency) and
          stock options [Cont'd]

                                                       Stock        Weighted
                                                      Options   Average Exercise
                                                                     Price
                                                                       C$
--------------------------------------------------------------------------------

2000
Outstanding, beginning of year                      1,247,500         0.83
Granted                                               252,500         2.17
Exercised                                                  --         --
Expired                                                    --         --
Canceled/ surrendered                                      --         --
--------------------------------------------------------------------------------
Outstanding and exercisable, end of period          1,500,000         1.06
--------------------------------------------------------------------------------
Weighted average fair value of options granted                        3.25
--------------------------------------------------------------------------------

1999
Outstanding, beginning of year                             --         --
Granted                                             1,247,500         0.83
Exercised                                                  --         --
Expired                                                    --         --
Canceled/surrendered                                       --         --
--------------------------------------------------------------------------------
Outstanding and exercisable, end of year            1,247,500         0.83
--------------------------------------------------------------------------------
Weighted average fair value of options granted                        2.96
--------------------------------------------------------------------------------

No options were granted prior to 1999. These options expire between December 1, 2001 and June 1, 2008.

182,000 options were granted to consultants in the year ended March 31, 2000 [435,000 for the year ended March 31, 1999]. The fair value of these options at the time of grant has been charged to general and administrative expenses in the amount of $406,560 during the year ended March 31, 2000 [$1,309,350 for the year ended March 31, 1999].

Had compensation cost for the Company's stock options been determined consistent with SFAS No. 123, the Company's pro forma net loss would be increased by $380,000 for the year ended March 31, 2000 [$2,050,000 for the year ended March 31, 1999] and basic loss per share would be increased by $0.03 [$0.18 for the year ended March 31, 1999].

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]



9.        stockholders' equity (deficiency) and
          stock options [Cont'd]

The fair value of options at the date of grant was estimated using the Black-Scholes pricing model with the following weighted average assumptions.

                                                            2000          1999
                                                             %             %
--------------------------------------------------------------------------------

Expected life (years)                                       5.00          5.00
Risk-free interest rates                                    6.00          5.60
Volatility                                                  1.21          0.60
Dividend yield                                              0.00          0.00
--------------------------------------------------------------------------------

The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings in future years since valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

The following table summarizes information with respect to stock options outstanding for the subsidiary's option plan that the holder may convert into common shares of the Company at March 31, 2000:

                                       Options outstanding and exercisable
                               -------------------------------------------------
               Exercise price           Number        Weighted average remaining
                      $              outstanding        contractual life (years)
--------------------------------------------------------------------------------

                  0.75                 1,147,500                 2.31
                  1.75                   100,000                 8.25
               US 1.50                   252,500                 2.75
--------------------------------------------------------------------------------
                                       1,500,000                 2.79
--------------------------------------------------------------------------------

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]



9.        stockholders' equity (deficiency) and
          stock options [Cont'd]

Loss per share


The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the years ended March 31, 2000 and 1999.

                                                         2000            1999
                                                          $               $
--------------------------------------------------------------------------------

Numerator
   Net loss - numerator
   For basic and diluted loss per share             3,240,283       4,165,657
Denominator:
   Denominator for basic loss per share
   Weighted-average shares                         14,042,819      11,274,996
Effect of dilutive securities:
   Stock options and warrants                            --              --
--------------------------------------------------------------------------------
Denominator for diluted loss per share
   Adjusted weighted-average shares and
        assumed conversions                        14,042,819      11,274,996
================================================================================

The Company's diluted net loss per share is equivalent to its basic net loss per share, since all of the Company's potentially issuable securities would have an anti-dilutive effect in 2000 and 1999. These securities are in the form of stock options and warrants.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]





10.       INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had continuous losses and it is not more likely than not that there will be future taxable income which might offset the current loss carryforward.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                          2000             1999
                                                                           $                 $
--------------------------------------------------------------------------------------------------

Deferred tax assets
Net operating loss carryforwards                                       622,176           123,193
Scientific research and experimental development expenses              451,432           250,823
Excess of tax basis of financing fees over accounting value             20,602            15,064
Excess of tax basis of capital assets over accounting value            471,004           300,266
--------------------------------------------------------------------------------------------------
Total deferred tax assets                                            1,565,214           689,346
==================================================================================================

Deferred tax liabilities
Excess of accounting value of capital assets over tax basis            429,661           297,494
Investment tax credits                                                      --            84,220
--------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                         429,661           381,714
==================================================================================================

Net deferred tax assets (liabilities)
Deferred tax assets                                                  1,565,214           689,346
Deferred tax liabilities                                               429,661           381,714
--------------------------------------------------------------------------------------------------
                                                                     1,135,553           307,632
Valuation allowance                                                  1,135,553           307,632
--------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                                       --                --
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

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]





10.       INCOME TAXES [Cont'd]

The Company has Canadian tax loss and investment tax credit carryforwards for income tax purposes in the amount of approximately $2,073,000 and $139,000, respectively, the benefit of which has been offset by a valuation allowance, that expires as follows:

                                    Tax                  Investment tax
                                  losses                     credits
                                     $                          $
--------------------------------------------------------------------------------

2001                                 3,000                       --
2002                                 9,000                       --
2003                                39,000                       --
2004                               605,000                       --
2005                             1,176,000                       --
2006                               241,000                   32,000
2007                                    --                   65,000
2008                                    --                   22,000
2009                                    --                   20,000
--------------------------------------------------------------------------------

The Company has accumulated temporary differences as set out in the summary of deferred tax assets set out above. The differences are mainly in relation to scientific research and experimental development and are in the amount of approximately $1,225,000 at the Canadian federal level and $2,020,000 in Quebec.

The investment tax credits recorded by the Company are subject to review and approval by the tax authorities and it is possible that the amounts granted will be different from the amounts accounted for.



11.       FINANCIAL INSTRUMENTS

[a]      Fair value

Short-term financial assets and liabilities

The carrying amounts of short-term financial assets and liabilities are a reasonable estimate of the fair values because of the short maturity of these instruments. Short-term financial assets comprise cash, the short-term investment, accounts receivable and investment tax credits receivable. Short-term financial liabilities comprise the demand loan and accounts payable and accrued liabilities.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]



11.       FINANCIAL INSTRUMENTS [Cont'd]

Long-term debt

The carrying amount of the Company's floating-rate long-term debt approximates its fair value as it bears interest at current commercial floating rates.

The fair value of the fixed-rate long-term debt and obligations under capital leases are based on the rates in effect for financial instruments with similar terms and maturities, and approximates the carrying amount as of March 31, 2000 and March 31, 1999.

[b]      Credit risk

The  cash  and  short-term   investment  are  held  by  one  Canadian  financial
institution, a chartered bank.



12.       COMMITMENT

Under the terms of a technology licence contract, the Company must pay 5% royalties to a shareholder on future sales of all products and services, sold or offered by the Company, to a maximum of $3 million.



13.      CONTINGENT LIABILITY

A former employee of a subsidiary company has commenced an action alleging that he was wrongfully terminated and seeking $97,000 in compensation allegedly due, the issuance to him of 100,000 Class A common shares of the subsidiary company, which could be converted in common stock of the Company, that were the subject of an option that was alleged to have been granted to him, and punitive damages of $25,000. In the opinion of management, based on the advice and information provided by its legal counsel, the final determination of this litigation is not determinable. As such no provision has been recorded.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 and 1999
[In Canadian dollars]



14.      SUBSEQUENT EVENTS

[a]      Private placement

During April and June 2000, the Company issued 1,006,714 units at a price of US$3.50 per unit for a consideration of US$3,523,500 and 60,000 units at a price of C$5,00 per unit for a consideration of C$300,000. The aggregate share issue costs amounted to C$373,746. Each unit consists of one share of common stock BioSyntech, Inc. and one warrant entitling the holder to acquire one share of common stock at a price of US$4.50 on or before March 30, 2001.

[b]      Property, plant and equipment


On July 4, 2000, the Company exercised its option to purchase the building and land under capital lease for an amount of $1,200,000.




15.         RECENT DEVELOPMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and Activities and Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No.
25. SFAS 133 will be effective for the Company's 2002 year-end and interim periods and Activities and Interpretation No. 44 will be effective July 1, 2000. The Company has not yet determined the impact, if any, on its consolidated financial statements arising from the eventual application of these accounting recommendations.