Form 10QSB
period 2000-06-30
BIOSYNTECH INC
filed 2000-08-21
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:         June 30, 2000
                                           --------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                          ----------------   -------------------

Commission File Number: 0-27179
                        -------


                                BioSyntech, Inc.
          -------------------------------------------------------------
             (exact name of registrant as specified in its charter)

             Nevada                                           88-0329399
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


          475 Boulevard Armand-Frappier, Laval, Quebec, Canada H7V 4B3
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (450) 686-2437
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


            Check  whether  the issuer (1) has filed all  reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (X) Yes ( ) No


                       APPLICABLE ONLY TO CORPORATE ISSUER

            State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 29,182,250 shares of Common Stock as of July 31, 2000.

            Transitional Small Business Disclosure Format (check one):

            ( ) Yes (X)  No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Interim Unaudited
            Financial Statements as ofJune 30, 2000                         3

Item 2.     Management's Discussion and Analysis or Plan of
            Operations                                                     10

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                      21

Item 6.     Exhibits and Reports on Form 8-K                               22

Signatures

Condensed Consolidated Financial Statements


BioSyntech, Inc.
[formerly Dream Team International Inc.]
[a development stage company] - Unaudited

Quarter ended June 30, 2000

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                 CONDENSED CONSOLIDATED BALANCE SHEETS [note 1]


As of June 30, 2000 and March 31, 2000
[In Canadian dollars]

                                                                               June 30,              June 30,            March 31,
                                                                                   2000                  2000                 2000
                                                                                    US$                   C$                   C$
------------------------------------------------------------------------------------------------------------------------------------
                                                                                [note 1
                                                                              [unaudited]          [unaudited]

ASSETS
Current assets
Cash                                                                          7,397,726            10,953,073             7,301,143
Investment tax credits receivable                                               455,896               675,000               575,000
Other current assets                                                            163,188               241,615               231,929
                                                                             ----------            ----------            ----------
                                                                              8,016,810            11,869,688             8,108,072
                                                                             ----------            ----------            ----------
Property, plant and equipment                                                 1,009,228             1,494,264             1,517,540
                                                                             ----------            ----------            ----------
                                                                              9,026,038            13,363,952             9,625,612
                                                                             ==========            ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                        335,830               497,230             1,060,928
Other current liabilities                                                       129,887               192,312               233,930
                                                                             ----------            ----------            ----------
                                                                                465,717               689,542             1,294,858
                                                                             ----------            ----------            ----------
Long-term debt and
   obligations under capital leases                                             740,770             1,096,784             1,137,266
                                                                             ----------            ----------            ----------
                                                                              1,206,487             1,786,326             2,432,124
                                                                             ----------            ----------            ----------
Contingent liability [note 3]

Shareholders' equity
Common stock [note 2]

   Par value $0.001
   Authorized 50,000,000 shares
   Issued and outstanding
     29,182,250 common shares                                                12,323,636            18,246,375            13,132,702

Additional paid-in capital                                                    1,158,929             1,715,910             1,715,910

Deficit accumulated during the development stage                             (5,663,014)           (8,384,659)           (7,655,124)
                                                                             ----------            ----------            ----------
                                                                              7,819,551            11,577,626             7,193,488
                                                                             ----------            ----------            ----------
                                                                              9,026,038            13,363,952             9,625,612
                                                                             ==========            ==========            ==========


See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF OPERATIONS [note 1]


Three-month period ended June 30, 2000 and 1999                        Unaudited
[In Canadian dollars]


                                                          Cumulative
                                                        from inception
                                                          to June 30,
                                                             2000                    2000                2000                 1999
                                                            C$                         US$                  C$                   C$
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   [note 1]

Sales                                                         234,338               44,712               66,200                 --
Cost of sales                                                 100,134               19,027               28,172                 --
                                                          -----------           ----------           ----------          ----------
                                                              134,204               25,685               38,028                 --
                                                          -----------           ----------           ----------          ----------

Research and development expenses                           6,189,020              361,372              535,048            329,061
Investment tax credits                                     (1,513,364)             (67,540)            (100,000)          (184,599)
General and administrative expenses                         3,461,960              256,532              379,821            153,158
Interest on long-term debt                                    267,327               19,580               28,990             18,690
Amortization of property, plant and equipment                 259,177               31,039               45,956             44,434
Interest revenue                                             (145,257)             (82,569)            (122,252)              (195)
                                                          -----------           ----------           ----------          ----------
                                                            8,518,863              518,414              767,563            360,549
                                                          -----------           ----------           ----------          ----------
Net loss for the period                                     8,384,659              492,729              729,535            360,549

Deficit accumulated during the
   development stage, beginning of
   period                                                          --            5,170,285            7,655,124          4,414,841
                                                          -----------           ----------           ----------          ----------
Deficit accumulated during the
   development stage, end of period                         8,384,659            5,663,014            8,384,659          4,775,390
                                                          ===========           ==========           ==========          ==========

Weighted average number of shares
   outstanding                                                                  29,034,485          29,034,485           9,398,626
Basic and diluted loss per share                                                      0.02                0.03                0.04
                                                          ===========           ==========           ==========          ==========

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIENCY) [note 1]


From inception to June 30, 2000                                        Unaudited
[In Canadian dollars]


                                                               Common Stock
                                                         ----------------------
                                                                                       Additional
                                                                                        paid-in               Accumulated
                                                        Shares           Amount         capital               deficit       Total
                                                                            $              $                    $             $
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 10, 1995                                 8,525,000                1               --               --                1
Net loss 1996 [325 day period]                               --               --               --           (2,865)          (2,865)
                                                     ----------          -------        ---------       -----------     ------------
Balance, March 31, 1996                               8,525,000                1               --           (2,865)          (2,864)
Net loss 1997                                                --               --               --           (9,332)          (9,332)
                                                     ----------          -------        ---------       -----------     ------------
Balance, March 31, 1997                               8,525,000                1               --          (12,197)         (12,196)
Deemed common stock paid up as of January 31,
   1998 and issued on August 3, 1998                         --          215,000               --               --          215,000
Net loss 1998                                                --               --               --         (236,987)        (236,987)
                                                     ----------          -------        ---------       -----------     ------------
Balance, March 31, 1998                               8,525,000          215,001               --         (249,184)         (34,183)
Deemed common stock issued for cash                   1,746,579        1,083,108               --               --        1,083,108
Deemed  common  stock  issued  in  exchange  for
   services                                           1,940,000        1,455,000               --               --        1,455,000
Deemed options granted to consultants                        --               --        1,309,350               --        1,309,350
Net loss 1999                                                                                  --       (4,165,657)      (4,165,657)
Deemed share issuance costs                                  --          (90,200)              --               --          (90,200)
                                                     ----------          -------        ---------       -----------     ------------
Balance, March 31, 1999                              12,211,579        2,662,909        1,309,350       (4,414,841)        (442,582)
Deemed common stock issued for cash                   1,893,457        2,595,222               --               --        2,595,222
Deemed common stock issued in exchange for
   intellectual property                              1,072,000        1,072,000               --               --        1,072,000
Deemed options granted to consultants                        --               --          406,560               --          406,560
Net loss for the period from April 1, 1999 to
   February 28, 2000                                         --               --               --       (2,850,977)      (2,850,977)
                                                     ----------          -------        ---------       -----------     ------------
Deemed outstanding February 29, 2000                 15,177,036        6,330,131        1,715,910       (7,265,818)         780,223
Acquisition of BioSyntech, Inc. by Bio
   Syntech Ltd.                                      12,095,000        2,873,848               --               --        2,873,848
March 31, 2000, issuance                                843,500        4,270,243               --               --        4,270,243
Share issue costs                                            --         (341,520)              --               --         (341,520)
Net loss for the period from February 29, 2000
   to March 31, 2000                                         --               --               --         (389,306)        (389,306)
                                                     ----------          -------        ---------       -----------     ------------
Balance, March 31, 2000                              28,115,536       13,132,702        1,715,910       (7,655,124)       7,193,488
April 4, 2000 issuance [note 2]                         833,857        4,281,343               --               --        4,281,343
April 17, 2000 issuance [note 2]                         82,000          425,879               --               --          425,879
April 27, 2000 issuance [note 2]                         42,857          221,925               --               --          221,925
June 9, 2000 issuance [note 2]                          108,000          558,272               --               --          558,272
Share issue costs [note 2]                                   --         (373,746)              --               --         (373,746)
Net loss for the period from April 1, 2000 to
   June 30, 2000                                             --               --               --         (729,535)        (729,535)
                                                     ----------       ----------        ---------       -----------     ------------
                                                     29,182,250       18,246,375        1,715,910       (8,384,659)      11,577,626
                                                     ==========       ==========        =========       ===========     ============

US Dollars  [note 1]
Balance as at June 30, 2000                                           12,323,636        1,158,929       (5,663,014)       7,819,551
                                                     ==========       ==========        =========       ===========     ============

 BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS [note 1]


Three-month period ended June 30, 2000 and 1999                        Unaudited
[In Canadian dollars]

                                                                        Cumulative
                                                                      from inception
                                                                        to June 30,
                                                                             2000            2000               2000         1999
                                                                              C$             US$                 C$           C$
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          [note 1]
OPERATING ACTIVITIES
Net loss                                                                  (8,384,659)       (492,729)        (729,535)     (360,549)
Items not affecting cash
   Amortization                                                              259,177          31,039           45,956        44,434
   Services paid by the issuance of common stock                           2,527,000            --               --            --
   Options granted to consultants                                          1,715,910            --               --            --
   Exchange gain                                                            (142,492)        (96,239)        (142,492)         --
Changes in working capital assets and liabilities
   Investment tax credits receivable                                        (675,000)        (67,540)        (100,000)     (196,878)
   Other current assets                                                     (166,615)         (6,542)          (9,686)       20,587
   Other current liabilities                                                  22,091         (29,285)         (43,360)         --
   Accounts payable and accrued liabilities                                  480,742        (380,723)        (563,698)      165,648
                                                                          ----------       ---------       ----------       --------
Cash flows from operating activities                                      (4,363,846)     (1,042,019)      (1,542,815)     (326,758)
                                                                          ----------       ---------       ----------       --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (114,581)        (15,318)         (22,680)       (9,024)
Purchase of short-term investment                                            (75,000)           --               --            --
                                                                          ----------       ---------       ----------       --------
Cash flows from investing activities                                        (189,581)        (15,318)         (22,680)       (9,024)
                                                                          ----------       ---------       ----------       --------
FINANCING ACTIVITIES
Increase in long-term debt                                                   700,000            --               --         300,000
Repayment of long-term debt                                                 (418,750)        (12,663)         (18,750)      (18,750)
Proceeds of demand loan                                                      581,845            --               --            --
Repayment of demand loan                                                    (581,845)           --               --            --
Increase in due to stockholder                                                30,394            --               --            --
Decrease in due to stockholders                                              (20,394)           --               --         (20,394)
Repayment of obligations under capital leases                               (663,106)        (13,501)         (19,990)      (30,509)
Proceeds from issuance of shares of Bio Syntech Ltd. prior
   to the reverse acquisition                                              3,890,068            --               --            --
Proceeds from issuance of common shares of BioSyntech, Inc.
   prior to the reverse acquisition                                        3,399,980            --               --            --
Repurchase of common stock of BioSyntech, Inc. prior to the
   reverse acquisition                                                      (506,380)           --               --            --
Proceeds from issuance of common shares of BioSyntech, Inc.
   after the reverse acquisition                                           9,757,662       3,706,213        5,487,419          --
Share issue costs                                                           (805,466)       (252,428)        (373,746)         --
                                                                          ----------       ---------       ----------       --------
Cash flows from financing activities                                      15,364,008       3,427,621        5,074,933       230,347
                                                                          ----------       ---------       ----------       --------
Effect of exchange rate changes on cash                                      142,492          96,239          142,492          --
                                                                          ----------       ---------       ----------       --------
Net change in cash                                                        10,953,073       2,466,523        3,651,930      (105,435)
Cash, beginning of period                                                       --         4,931,203        7,301,143        57,297
                                                                          ----------       ---------       ----------       --------
Cash, end of period                                                       10,953,073       7,397,726       10,953,073       (48,138)
                                                                          ==========       =========       ==========       ========


See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000                                                          Unaudited
[In Canadian dollars]


1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of BioSyntech, Inc. and its wholly-owned subsidiary Bio Syntech Canada, Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30, 2000, the results of operations and cash flows for the three months ended June 30, 2000 and 1999. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended March 31, 2000.

US dollar amounts presented on the condensed consolidated balance sheet and the condensed consolidated statements of operations, stockholders' equity (deficiency) and cash flows are provided for convenience of reference only and are based on the closing exchange rate at June 30, 2000, which was $1.4806 Canadian dollar per US dollar.

The Company is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but must be transported to the site of action. The Company has limited revenues to date and is thus subject to numerous risks, including risks associated with product development and marketing, obtaining the necessary regulation approvals, growth, manufacturing, competition and attracting and retaining key personnel. It may be necessary for the Company to raise additional funds for the continuing development and marketing of its technologies.


2.       STOCKHOLDERS' EQUITY

On April 4, 2000, the Company issued 803,857 common shares in consideration of $4,131,343 [US$2,813,500] and 30,000 common shares in consideration of $150,000.
The share issue costs amounted to $326,187. As part of this transaction, a total of 833,857 warrants were issued which entitle the holder to purchase an aggregate of 833,857 common shares at a price of US$4.50 on or before March 30, 2001.

On April 17, 2000, the Company issued 82,000 common shares in consideration of $425,879 [US$287,000]. The share issue costs amounted to $33,912. As part of this transaction, a total of 82,000 warrants were issued which entitle the holder to purchase an aggregate of 82,000 common shares at a price of US$4.50 on or before March 30, 2001.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000                                                          Unaudited
[In Canadian dollars]


2.       STOCKHOLDERS' EQUITY [Cont'd]

On April 27, 2000, the Company issued 42,857 common shares in consideration of $221,925 [US$150,000]. As part of this transaction, a total of 42,857 warrants were issued which entitle the holder to purchase an aggregate of 42,857 common shares at a price of US$4.50 on or before March 30, 2001.

On June 9, 2000, the Company issued 78,000 common shares in consideration of $408,272 [US$273,000] and 30,000 common shares in consideration of $150,000. The share issue costs amounted to $13,647. As part of this transaction, a total of 108,000 warrants were issued which entitle the holder to purchase an aggregate of 108,000 common shares at a price of US$4.50 on or before March 30, 2001.

As of June 30, 2000, a total of 2,380,214 warrants issued by the Company are outstanding as follows :

     Number of warrants                Expiry date            Exercise price
----------------------------------------------------------------------------

                 1,910,214              March 30, 2001            US$ 4.50
                   470,000          September 30, 2001            US$ 7.00
----------------------------------------------------------------------------
                 2,380,214
----------------------------------------------------------------------------

3.       CONTINGENT LIABILITY

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


4.       SUBSEQUENT EVENT

On July 4, 2000, the Company exercised its option to purchase the building and land under capital lease for an amount of $1,200,000.

                                BIOSYNTECH, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


            The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Report.

            The discussion and analysis below should be read in conjunction with the condensed consolidated interim Financial Statements of the Company and the notes thereto included elsewhere herein.

            BioSyntech, Inc., a Nevada corporation, was incorporated on December 14, 1994. It is a development stage company engaged in the development of biotherapeutic delivery systems made of proprietary biomaterials. The Company's systems are intended to enable or enhance the treatment of diseases or injuries for which therapies exist or are under development, but which must be transported to the site of action. The Company has had limited revenues to date. Its future operations are dependent upon financing necessary to complete research and development projects and market the Company's products. There can be no assurance that the Company will be able to complete the development of its products, or if completed, that they can be successfully marketed. Furthermore, there is no assurance that even if the products are completed and marketed, the revenues therefrom will be sufficient to fund the Company's future operations or to fund additional research, development and marketing.

            To date, the Company has incurred substantial losses from operations, and as of June 30, 2000, had an accumulated deficit of $8,384,659 (US $5,663,014). The Company expects to incur substantial operating expenses in the future to support its product development efforts and expand its technical and management personnel and organization.

Currency Exchange Rates

            All dollar amounts stated in this Quarterly Report on Form 10-QSB are in Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated, the rates at the specific date for the Canadian dollar per one U.S. dollar, each expressed in Canadian dollars and based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York:

                                             Quarter Ended June 30,
                                             1999             2000
                                             ----             ----

Rate at end of period                       1.4735           1.4798
Average rate during the period              1.4729           1.4805
High of the period                          1.5035           1.5085
Low for the period                          1.4512           1.4515

Results of Operations

            The following table sets forth certain items in the Company's condensed consolidated statements of operations for the three-month period ended June 30, 2000 and 1999 (in thousands of CDN $)


                                                           Three-month periods Ended June 30,
                                                           ----------------------------------

                                                                   2000        1999
                                                                   ----        ----

Sales                                                                $66.2       $0

Cost of sales                                                        $28.2       $0
                                                                  --------   --------

Gross profit                                                         $38.0       $0

Operating Expenses:

   Research and development                                       $  535.0   $  329.1

   Investment tax credits                                           (100.0)    (184.6)

   General and administrative                                        379.8      153.2

   Amortization of property, plant and  equipment                     46.0       44.4
                                                                  --------   --------
Total operating expenses                                          $  860.8   $  342.1
                                                                  --------   --------

Income from operations (Loss)                                     ($ 822.8)  ($ 342.1)
                                                                  --------   --------

Interest income                                                      122.3        0.2

Interest expense                                                      29.0       18.7
                                                                  --------   --------

Net loss                                                          $  729.5   $  360.6

Sales

            Since the inception of the Company, revenues have been generated from sales of Mach-1(TM) Mechanical Testers.

            During the three-month period ended June 30, 2000, the Company had sales of $66,200 (sale of one Mach-1(TM) Mechanical Tester) and a net loss of $729,535 compared to sales of zero and a net loss of $360,549 for the three-month period ended June 30, 1999.

            Loss per share was $0.03 per share for the three-month period ended June 30, 2000, compared to $0.04 per share for the three-month period ended June 30, 1999.


Operating Expenses

            Research and development expenses were $535,048 for the three-month period ended June 30, 2000 compared to $329,061 for the three-month period ended June 30, 1999, mostly attributable to hiring of additional researchers and the cost of clinical studies. Research and development activities for fiscal year 2001 will be centered on improving the Company's proprietary position in the field of advanced biomaterials and development activities with its corporate collaborators and its own in house programs. Accordingly, the Company anticipates that it will devote significant resources to research and development.

            General and administrative expenses were $ 379,821 for the three-month period ended June 30, 2000 compared to $ 153,158 for the three-month period ended June 30, 1999, representing a increase of $226,663. The increase is principally attributable to professional fees and marketing.


Interest Revenue and Interest Expense

            Interest revenue represents income earned on the Company's bank accounts. Interest revenue increased by $122,057, from $195, for the three-month period ended June 30, 1999 to $122,252 for the three-month period ended June 30, 2000, primarily due to a higher level of cash on hand during the period.

            Interest expense in 2000 is mainly attributable to interest on the capital lease transaction entered into by the Company at the end of fiscal 1999 in order to finance its facility. Interest expense increased by $10,300 from $18,690 for the three-month period ended June 30,1999 to $28,990 for the three-month period ended June 30,2000.

Liquidity and Capital Resources

            As of June 30, 2000, the Company had cash on hand and short term investments of approximately $10,953,073 (US $7,397,726). The cash position of BioSyntech Inc. on July 31, 2000 is US $6,020,218 plus CDN $575,817. Subsequent to June 30, 2000, the Company expended the sum of $1,200,000 to acquire the facility in which it conducts its operations. The Company also expects to expend between $1,000,000 and $1,500,000 during the remaining period for the fiscal year ending March 31, 2001 to equip its facility. The Company believes that the capital resources presently on hand will be sufficient for projected capital expenditures and operating expenses for the next 12 months.

            Commencing March 31, 2000 and during the quarter ended June 30, 2000, the Company completed a second private placement and issued a total of 1,910,214 units at a price of US $3.50 (CDN $5.07) per unit as shown in the table below per unit yielding gross proceeds of US $6,055,250 and CDN $900,000 (CDN $9,757,662). Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US $4.50 (CDN $6.52) per share before March 30, 2001.

            Closing Date             Number of Units                    Proceeds
            ------------             ---------------                    --------

            March 31, 2000                843,500           US $2,532,250 and CDN $600,000
                                                            (CDN $4,270,243)
            April 4, 2000                 833,857           US $2,813,500 and CDN $150,000
                                                            (CDN $4,281,343)
            April 17, 2000                 82,000           US $287,000
                                                            (CDN $425,879)
            April 27, 2000                 42,857           US $150,000
                                                            (CDN $221,925)
            June 9, 2000                  108,000           US $272,500 and CDN $150,000
                                                            (CDN $558,272)
            ------                     ----------           -----------------------------
            Totals                     1,910,214            US$6,055,250 and CDN $900,000
                                                            (CDN $9,757,662)

Employee Growth

            As of July 31, 2000, the Company had 27 employees, of whom 22 were engaged on research and development and five were engaged in corporate and administrative activities. Over the next 12 months, the Company intends to increase its corporate and administrative personnel to eight. The existing research and development team will be expanded by 10 to 15 persons. The Company anticipates its total employee count to be in approximately 40 to 50 employees by the end of fiscal year 2001. The information set forth under the caption "Risk Factors - We may be unable to retain our key executives and research and development personnel" discuss risks the Company may face in hiring and retaining additional personnel.


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

            Certain forward-looking statements, including statements regarding our business and financing plans, are contained in this Quarterly Report on Form 10-QSB. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Quarterly Report on Form 10-QSB. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


PART II.  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds


            As described under "Management's Discussion and Analysis or Plan of Operation", the Company consumated a private placement of its securities during the quarter ended June 30, 2000. The securities were offered and sold in reliance on the exemption from registration under the Securities Act provided for in Regulation S. All such securities were deemed by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transactions.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

            Exhibit 27      - Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated March 15, 2000 (the "March 15 Current Report"), reporting under Item 1. Change in Control of Registrant and
Item 2. Acquisition or Disposition of Assets - the Transactions. The Company amended the March 15, 2000 Current Report and filed a Form 8-K/A dated May 15, 2000, to provide the financial information required under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.









                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIOSYNTECH, INC.


                                      By:   /s/ Amine Selmani
                                            ------------------------------------
                                            Name : Amine Selmani
                                            Title: President and Chairman of the
                                            Board;  Chief  Financial  Officer;
                                            Chief Accounting Officer

Dated: August 21, 2000