Form 10QSB
period 2000-09-30
BIOSYNTECH INC
filed 2000-11-14
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:              September 30, 2000
                                       -----------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                     to
                                      ------------------------------------------

Commission File Number: 0-27179
                        --------------------

                                BioSyntech, Inc.
      --------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

              Nevada                                  88-0329399
             --------                                ------------
  (State or other jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)

          475 Boulevard Armand-Frappier, Laval, Quebec, Canada H7V 4B3
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (450) 686-2437
          ------------------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

            Check  whether  the issuer (1) has filed all  reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (X) Yes (   ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

            State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 29,182,250 shares of Common Stock as of October 25, 2000.

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

Quarter ended September 30, 2000

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                 CONDENSED CONSOLIDATED BALANCE SHEETS [note 1]


As of September 30, 2000 and March 31, 2000



                                                                September 30,                      March 31,
                                                       ------------------------------              ---------
                                                          2000                  2000                  2000
                                                           US$                   C$                    C$
--------------------------------------------------------------------------------------------------------------
                                                      [unaudited]           [unaudited]

ASSETS
Current assets
Cash                                                   6,176,789             9,286,803            7,301,143
Investment tax credits receivable                        276,230               415,312              575,000
Other current assets                                     115,128               173,096              231,929
--------------------------------------------------------------------------------------------------------------
                                                       6,568,147             9,875,211            8,108,072
--------------------------------------------------------------------------------------------------------------
Property, plant and equipment                          1,139,769             1,713,642            1,517,540
--------------------------------------------------------------------------------------------------------------
                                                       7,707,916            11,588,853            9,625,612
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                 513,768               772,450            1,060,928
Other current liabilities                                 64,521                97,007              233,930
--------------------------------------------------------------------------------------------------------------
                                                         578,289               869,457            1,294,858
--------------------------------------------------------------------------------------------------------------
Long-term debt and obligations under
    capital leases [note 3]                              121,937               183,333            1,137,266
--------------------------------------------------------------------------------------------------------------
                                                         700,226             1,052,790            2,432,124
--------------------------------------------------------------------------------------------------------------

Contingent liability [note 4]
Shareholders' equity
Common stock [note 2]
   Par value $0.001
   Authorized 50,000,000 shares
   Issued and outstanding
      29,182,250 common shares                        12,135,933            18,246,375           13,132,702
Additional paid-in capital                             1,299,242             1,953,410            1,715,910
Deficit accumulated during the development stage      (6,427,485)           (9,663,722)          (7,655,124)
--------------------------------------------------------------------------------------------------------------
                                                       7,007,690            10,536,063            7,193,488
--------------------------------------------------------------------------------------------------------------
                                                       7,707,916            11,588,853            9,625,612
--------------------------------------------------------------------------------------------------------------


See accompanying notes




-----------------------------------      ---------------------------------------
Director                                 Director

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF OPERATIONS [note 1]


                                                                       Unaudited



                                                                                  Three months ended
                                                    Cumulative                         September 30,
                                                  from inception  ---------------------------------------------------
                                                 to September 30,
                                                        2000              2000              2000           1999
                                                         C$                US$                C$             C$
---------------------------------------------------------------------------------------------------------------------
Sales                                                 256,674            14,856            22,336              --
Cost of sales                                         110,170             6,675            10,036              --
---------------------------------------------------------------------------------------------------------------------
                                                      146,504             8,181            12,300              --
---------------------------------------------------------------------------------------------------------------------

Research and development expenses                   6,845,520           436,648           656,500           171,637
Investment tax credits                             (1,513,364)             --                --            (178,052)
General and administrative expenses                 4,181,862           478,818           719,902           125,743
Interest on long-term debt                            275,527             5,454             8,200            90,219
Amortization of property, plant and
  equipment
                                                      287,022            18,520            27,845            44,437
Grants                                                (17,345)          (11,536)          (17,345)           (4,000)
Interest income                                      (248,996)          (68,998)         (103,739)             (473)
---------------------------------------------------------------------------------------------------------------------
                                                    9,810,226           858,906         1,291,363           249,511
---------------------------------------------------------------------------------------------------------------------
Net loss                                           (9,663,722)         (850,725)       (1,279,063)         (249,511)
Deficit accumulated during the
  development stage, beginning of
  period
                                                         --          (5,576,760)       (8,384,659)       (4,775,390)
---------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the
  development stage, end of period                 (9,663,722)       (6,427,485)       (9,663,722)       (5,024,901)
---------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
   outstanding
                                                                     29,182,250        29,182,250        12,388,282
Basic and diluted loss per share                                          (0.03)            (0.04)            (0.02)
---------------------------------------------------------------------------------------------------------------------


See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF OPERATIONS [note 1]


                                                                       Unaudited



                                                                                       Six months ended
                                                        Cumulative                        September 30,
                                                      from inception  ---------------------------------------------------
                                                    to September 30,
                                                          2000              2000               2000             1999
                                                           C$                US$                 C$               C$
-------------------------------------------------------------------------------------------------------------------------

Sales                                                  256,674             58,887             88,536               --
Cost of sales                                          110,170             25,413             38,208               --
-------------------------------------------------------------------------------------------------------------------------
                                                       146,504             33,474             50,328               --
-------------------------------------------------------------------------------------------------------------------------

Research and development expenses                    6,845,520            792,516          1,191,548            500,698
Investment tax credits                              (1,513,364)           (66,511)          (100,000)          (362,651)
General and administrative expenses                  4,181,862            731,442          1,099,723            278,901
Interest on long-term debt                             275,527             24,736             37,190            108,909
Amortization of property, plant and equipment
                                                       287,022             49,086             73,801             88,871
Grants                                                 (17,345)           (11,536)           (17,345)            (4,000)
Interest income                                       (248,996)          (150,310)          (225,991)              (668)
-------------------------------------------------------------------------------------------------------------------------
                                                     9,810,226          1,369,423          2,058,926            610,060
-------------------------------------------------------------------------------------------------------------------------
Net loss                                            (9,663,722)        (1,335,949)        (2,008,598)          (610,060)
Deficit accumulated during the development stage,
   beginning of period
                                                          --           (5,091,536)        (7,655,124)        (4,414,841)
-------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development stage,
   end of period                                    (9,663,722)        (6,427,485)        (9,663,722)        (5,024,901)
-------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
     outstanding                                                       29,108,368         29,108,368        (12,299,930)
Basic and diluted loss per share                                            (0.05)             (0.07)             (0.05)
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIENCY) [note 1]


From inception to September 30, 2000                                                                                       Unaudited
[In Canadian dollars]
                                                            Common Stock
                                                    ---------------------------
                                                                                       Additional
                                                                                         paid-in        Accumulated
                                                        Shares           Amount          capital           deficit          Total
                                                                            $               $                 $               $
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 10, 1995                                 8,525,000                1               --               --                1
Net loss 1996 [325 day period]                               --               --               --           (2,865)          (2,865)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                               8,525,000                1               --           (2,865)          (2,864)
Net loss 1997                                                --               --               --           (9,332)          (9,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                               8,525,000                1               --          (12,197)         (12,196)
Deemed common stock paid up as of January 31,
   1998 and issued on August 3, 1998                         --          215,000               --               --          215,000
Net loss 1998                                                --               --               --         (236,987)        (236,987)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                               8,525,000          215,001               --         (249,184)         (34,183)
Deemed common stock issued for cash                   1,746,579        1,083,108               --               --        1,083,108
Deemed  common  stock  issued  in  exchange  for
   services                                           1,940,000        1,455,000               --               --        1,455,000
Deemed options granted to consultants                        --               --        1,309,350               --        1,309,350
Net loss 1999                                                                                  --       (4,165,657)      (4,165,657)
Deemed share issuance costs                                  --          (90,200)              --               --          (90,200)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                              12,211,579        2,662,909        1,309,350       (4,414,841)        (442,582)
Deemed common stock issued for cash                   1,893,457        2,595,222               --               --        2,595,222
Deemed common stock issued in exchange for
   intellectual property                              1,072,000        1,072,000               --               --        1,072,000
Deemed options granted to consultants                        --               --          406,560               --          406,560
Net loss for the period from April 1, 1999 to
   February 28, 2000                                         --               --               --       (2,850,977)      (2,850,977)
------------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                 15,177,036        6,330,131        1,715,910       (7,265,818)         780,223
Acquisition of BioSyntech, Inc. by Bio
   Syntech Ltd.                                      12,095,000        2,873,848               --               --        2,873,848
March 31, 2000, issuance                                843,500        4,270,243               --               --        4,270,243
Share issue costs                                            --         (341,520)              --               --         (341,520)
Net loss for the period from February 29, 2000
   to March 31, 2000                                         --               --               --         (389,306)        (389,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                              28,115,536       13,132,702        1,715,910       (7,655,124)       7,193,488
Share issuances [note 2]                              1,066,714        5,487,419               --               --        5,487,419
Share issue costs [note 2]                                   --         (373,746)              --               --         (373,746)
Net loss for the period from April 1, 2000 to
   June 30, 2000                                             --               --               --         (729,535)        (729,535)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                               29,182,250       18,246,375        1,715,910       (8,384,659)      11,577,626
Options granted to consultants                               --               --          237,500               --          237,500
Net loss for the period from July 1, 2000 to
   September 30, 2000                                        --               --               --       (1,279,063)      (1,279,063)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                          29,182,250       18,246,375        1,953,410       (9,663,722)      10,536,063
------------------------------------------------------------------------------------------------------------------------------------
US Dollars
Balance as at September 30, 2000                                      12,135,933        1,299,242       (6,427,485)       7,007,690
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS [note 1]


                                                                                                                          Unaudited
                                                            Cumulative                          Three months ended
                                                          from inception                           September 30,
                                                      to September 30, 2000
                                                                                    2000               2000                1999
                                                                C$                  US$                 C$                  C$
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                    (9,663,722)             (850,725)       (1,279,063)            (249,511)
Items not affecting cash
   Amortization                                                287,022                18,520            27,845               44,437
    Services paid by the issuance of common stock
                                                             2,527,000                    --                --                   --
   Options granted to consultants                            1,953,410               157,966           237,500                   --
   Exchange gain                                              (279,997)              (91,457)         (137,505)                  --
Changes in working capital assets and liabilities
   Investment tax credits receivable                          (415,312)              172,722           259,688                  221
   Other current assets                                        (98,096)               45,573            68,519              (11,434)
   Other current liabilities                                    22,091                    --                --                   --
   Accounts payable and accrued liabilities                    755,962               183,053           275,220               53,530
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                        (4,911,642)             (364,348)         (547,796)            (162,757)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                     (487,187)             (229,009)         (344,315)                  --
Disposal of property, plan and equipment                        28,291                    --                --               28,291
Purchase of short-term investment                              (75,000)                   --                --              (75,000)
Proceeds from maturing of short term investments
                                                                75,000                49,884            75,000                   --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                          (458,896)             (179,125)         (269,315)             (46,709)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                     700,000                    --                --                   --
Repayment of long-term debt                                   (437,500)              (12,471)          (18,750)             (18,750)
Proceeds of demand loan                                        581,845                    --                --              250,000
Repayment of demand loan                                      (581,845)                   --                --                   --
Increase in due to stockholder                                  30,394                    --                --                   --
Decrease in due to stockholders                                (20,394)                   --                --                   --
Repayment of obligations under capital leases               (1,631,020)             (643,774)         (967,914)             (15,215)
Proceeds from issuance of shares of Bio Syntech Ltd.
   prior to the reverse acquisition                          3,890,068                    --                --                   --
Proceeds from issuance of common shares of
   BioSyntech, Inc. prior to the reverse acquisition
                                                             3,399,980                    --                --                   --
Repurchase of common stock of BioSyntech, Inc. prior
    to the reverse acquisition                                (506,380)                   --                --                   --
Proceeds from issuance of common shares of
   BioSyntech, Inc. after the reverse acquisition            9,757,662                    --                --                   --
Share issue costs                                             (805,466)                   --                --                   --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                        14,377,344              (656,245)         (986,664)             216,035
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                        279,997                91,457           137,505                   --
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                           9,286,803            (1,108,261)       (1,666,270)               6,569
Cash, beginning of period                                           --             7,285,050        10,953,073              (48,138)
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                          9,286,803             6,176,789         9,286,803              (41,569)
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS [note 1]


                                                                                                                        Unaudited
                                                              Cumulative                      Six months ended
                                                                 from                              September 30,
                                                               inception to
                                                            September 30, 2000
                                                                                      2000               2000            1999
                                                                    C$                 US$                C$              C$
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                         (9,663,722)        (1,335,949)        (2,008,598)       (610,060)
Items not affecting cash
   Amortization                                                     287,022             49,086             73,801          88,871
   Services paid by the issuance of common stock                  2,527,000                 --                 --              --
   Options granted to consultants                                 1,953,410            157,966            237,500              --
   Exchange gain                                                   (279,997)          (186,230)          (279,997)             --
Changes in working capital assets and liabilities
   Investment tax credits receivable                               (415,312)           106,211            159,688        (196,657)
   Other current assets                                             (98,096)            39,131             58,833           9,153
   Other current liabilities                                         22,091            (28,840)           (43,360)             --
   Accounts payable and accrued liabilities                         755,962           (191,871)          (288,478)        219,178
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                             (4,911,642)        (1,390,496)        (2,090,611)       (489,515)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                          (487,187)          (244,094)          (366,995)         (9,024)
Disposal of property, plan and equipment                             28,291                 --                 --          28,291
Purchase of short-term investment                                   (75,000)                --                 --         (75,000)
Proceeds from maturing of short term investments                     75,000             49,884             75,000              --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                               (458,896)          (194,210)          (291,995)        (55,733)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                          700,000                 --                 --         300,000
Repayment of long-term debt                                        (437,500)           (24,942)           (37,500)        (37,500)
Proceeds of demand loan                                             581,845                 --                 --         250,000
Repayment of demand loan                                           (581,845)                --                 --              --
Increase in due to stockholder                                       30,394                 --                 --              --
Decrease in due to stockholders                                     (20,394)                                              (20,394)
Repayment of obligations under capital leases                    (1,631,020)          (657,069)          (987,904)        (45,724)
Proceeds from issuance of shares of Bio Syntech Ltd. prior
  to the reverse acquisition                                      3,890,068                 --                 --              --
Proceeds from issuance of common shares of BioSyntech, Inc.
  prior to the reverse acquisition                                3,399,980                 --                 --              --
Repurchase of common stock of BioSyntech, Inc. prior to the
  reverse acquisition                                              (506,380)                --                 --
  Proceeds from issuance of common shares of BioSyntech,
  Inc. after the reverse acquisition                              9,757,662          3,649,763          5,487,419              --
Share issue costs                                                  (805,466)          (248,584)          (373,746)             --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                             14,377,344          2,719,168          4,088,269         446,382
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             279,997            186,230            279,997              --
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                9,286,803          1,320,692          1,985,660         (98,866)
Cash, beginning of period                                                --          4,856,097          7,301,143          57,297
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                               9,286,803          6,176,789          9,286,803         (41,569)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


September 30, 2000                                                     Unaudited
[In Canadian dollars]


1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of BioSyntech, Inc. and its wholly-owned subsidiary BioSyntech
Canada, Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of September 30, 2000, the results of operations and cash flows for the three months and six months periods ended September 30, 2000 and 1999. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended March 31, 2000.

US dollar amounts presented on the condensed consolidated balance sheet and the condensed consolidated statements of operations, stockholders' equity (deficiency) and cash flows are provided for convenience of reference only and are based on the closing exchange rate at September 30, 2000, which was $1.5035 Canadian dollar per US dollar.

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

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


September 30, 2000                                                     Unaudited
[In Canadian dollars]


2.       STOCKHOLDERS' EQUITY

During the six months ended September 30, 2000, the Company issued 1,006,714 common shares and warrants in consideration of US$3,523,500 [$5,187,419] and 60,000 common shares and warrants in consideration of $300,000. The share issue costs amounted to $373,746. The warrants entitle the holder to purchase an aggregate of 1,066,714 common shares at a price of US$4.50 on or before March 30, 2001.

Warrants

As of September 30, 2000, a total of 2,380,214 warrants issued by the Company are outstanding as follows :

   Number of warrants                   Expiry date            Exercise price
--------------------------------------------------------------------------------

       1,910,214                         March 30, 2001            US$ 4.50
         470,000                     September 30, 2001            US$ 7.00
--------------------------------------------------------------------------------
       2,380,214
--------------------------------------------------------------------------------

Stocks Options

In August 2000, options to purchase 475,000 shares of common stock under the BioSyntech, Inc. Option Incentive Plan have been granted to Directors, Officers and Consultants. These options may be exercised at a price of US$4.00 over a ten-year period of which options to purchase 150,000 shares of common stock are exercisable immediately, options to purchase 200,000 shares of common stock are exercisable commencing in August 2001, options to purchase 50,000 shares of common stock are exercisable commencing in August 2002 and options to purchase 75,000 shares of common stock are exercisable commencing in August 2003.


3.       SIGNIFICANT EVENT

On July 4, 2000, the Company exercised its option to purchase the building and land under capital lease for a cash consideration of $1,200,000. The difference between the purchase price and the carrying amount of the lease obligations has been recorded as an adjustment of the carrying amount of the building and land as of the date of purchase.

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


September 30, 2000                                                     Unaudited
[In Canadian dollars]



4.       CONTINGENT LIABILITY

A former employee of a subsidiary company has filed an action alleging that he was wrongfully terminated and seeking $97,000 in compensation allegedly due, the issuance to him of 100,000 Class A common shares of the subsidiary company, that were the subject of an option that was alleged to have been granted to him, and punitive damages of $25,000. These Class A common shares are exchangeable into common stock of the Company. In the opinion of management, based on the advice and information provided by its legal counsel, the final determination of this litigation is not determinable. As such, no provision has been recorded.

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

            To date, the Company has incurred substantial losses from operations, and as of September 30, 2000, had an accumulated deficit of $9,663,722. The Company expects to incur substantial operating expenses in the future to support its product development efforts and expand its technical and management personnel and organization.


Currency Exchange Rates

            All dollar amounts stated in this Quarterly Report on Form 10-QSB in the sections entitled "Management Discussion and Analysis or Plan of Operation" and "Risk Factors" are in Canadian dollars. All dollar amounts in the Condensed Consolidated Financial Statements and the notes thereto in this Quarterly Report on Form 10-QSB are in Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated, the rates at the specific date for the Canadian dollar per one U.S. dollar, each expressed in Canadian dollars and based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Bank of
Canada:

                                             Quarter Ended September 30,
                                             1999                 2000
                                             ----                 ----
Rate at end of period                      1.4674                1.5035
Average rate during the period             1.4828                1.4822
High of the period                         1.5127                1.5035
Low for the period                         1.4616                1.4650


Results of Operations

            The following table sets forth certain items in the Company's condensed consolidated statements of operations for the three-month period ended September 30, 2000 and 1999, and the six-month period ended September 30, 2000 and 1999 (in thousands of CDN$).

                                                             Three-month period      Six-month period
                                                             Ended September 30     Ended September 30
                                                             ------------------     ------------------

                                                              2000       1999        2000        1999
                                                          ----------   --------   ----------   --------

Sales                                                     $     22.3   $    0     $     88.5   $    0
Cost of sales                                                   10.0        0     $     38.2        0
                                                          ----------   --------   ----------   --------

Gross profit                                              $     12.3   $    0     $     50.3   $    0

Operating Expenses:
         Research and development                         $    656.5     $171,6   $  1,191.5     $500,7
         Investment tax credits                                  0       (178.1)      (100.0)    (362.7)
         General and administrative (Net of Grants)            702.6      121.7      1,082.4      274,9
         Amortization of property, plant and equipment          27.8       44.4         73.8       88.9
                                                          ----------   --------   ----------   --------
Total operating expenses                                  $  1,386.9   $  159.6   $  2,247.7   $  501.8
                                                          ----------   --------   ----------   --------

Loss from operations                                      ($ 1,374.6)  ($ 159.6)  ($ 2,197.4)  ($ 501.8)
                                                          ----------   --------   ----------   --------

Interest income                                               (103.7)       (.5)      (225,9)      (0.6)
Interest expense                                                 8.2       90.2         37.2      108.9
                                                          ----------   --------   ----------   --------

Net loss                                                  $  1,279.1   $  249.3   $  2,008.7   $  610.1

Results of Operations

Sales

            Revenues have only been generated from the sales of Mach-1tm mechanical tester.

            During the three-month period ended September 30, 2000, the Company had sales of $22,336 (sale of 1 Mach-1(TM) Mechanical Tester) and a net loss of $1,279,063 compared to sales of zero and a net loss of $249,511 for the three-month period ended September 30, 1999. During the six-month period ended September 30, 2000, the Company had sales of $88,536 (sale of 2 Mach-1TM Mechanical Tester) and a net loss of $2,008,598 compared to sales of zero and a net loss of $610,060 for the six-month period ended September 30, 1999.

            Loss per share was $0.04 per share for the three-month period ended September 30, 2000, compared to $0.02 per share for the three-month period ended September 30, 1999. Loss per share was $0.07 per share for the six-month period ended September 30, 2000, compared to $0.05 per share for the six-month period ended September 30, 1999.

Operating Expenses

            Research and development expenses were $656,500 for the three-month period ended September 30, 2000 compared to $171,637 for the three-month period ended September 30, 1999. Research and development expenses were $1,191,548 for the six-month period ended September 30, 2000 compared to $500,698 for the six-month period ended September 30, 1999. The increases in research and development expenses for the three-month and six-month periods are mostly attributable to hiring of additional researchers, the cost of pre-clinical toxicological studies and the research and development activities of the Company with its corporate collaborators and its own in-house programs. The Company anticipates that it will continue to devote significant resources to research and development.

Investment tax credits

            The Company claims an investment tax credit on all allowable research and development expenses. The amount claimed for the six-month period ended September 30, 2000 is $100,000 compared to $362,651 for the six-month period ended September 30, 1999. The decrease is directly attributable to a reduction in the effective rate used to calculate the tax credits since the Company can no longer benefit from private company rates.

General and administrative

            General and administrative expenses were $702,557 for the three-month period ended September 30, 2000 compared to $121,743 for the three-month period ended September 30, 1999, representing an increase of $580,814. General and administrative expenses were $1,082,378 for the six-month period ended September 30, 2000 compared to $274,901 for the six-month period ended September 30, 1999 representing an increase of $807,477. The increases in the three-month period and the six-month periods are principally attributable to professional fees, marketing expenses, and to an increase in administrative personnel.

Amortization of property, plant and equipment

            Amortization expense was $27,845 for the three-month period ended September 30, 2000 compared to $44, 437 for the three-month period ended September 30, 1999, representing a decrease of $16,592. Amortization expenses were $73,801 for the six-month period ended September 30, 2000 compared to $88,871 for the six-month period ended September 30, 1999, representing a decrease of $15,070. The decreases in the three-month and six-month periods were principally attributable to the change in amortization period of the Company's facility, which was amortized over the term of the lease of 10 years prior to its acquisition and subsequently changed to a period of 25 years.

Interest Income and Interest Expense

            Interest income represents income earned on the Company's cash deposits. Interest income increased by $103,266, from $473 for the three-month period ended September 30, 1999 to $103,739 for the three-month period ended September 30, 2000. Interest income increased by $225,323 from $668 for the six-month period ended September 30, 1999 to $225,991 for the six-month period ended September 30, 2000. The increases in the three-month period and the six-month period are primarily due to a higher level of cash on hand during the period.

            Interest expense in 2000 is mainly attributable to interest on the capital lease transaction entered into by the Company at the end of fiscal 1999 in order to finance its facility prior to its acquisition in the month of July 2000. Interest expense decreased by $82,019 from $90,219 for the three-month period ended September 30, 1999 to $8,200 for the three-month period ended September 30, 2000. Interest expense decreased by $71,719 from $108,909 for the six-month period ended September 30, 1999 to $37,190 for the six-month period ended September 30,2000.

Liquidity and Capital Resources

            The cash position of the Company on September 30, 2000 is $9,286,803. In the month of July 2000, the Company disbursed the sum of $1,200,000 to acquire the facility in which the Company conducts its operations. The Company also expects to disburse approximately $2,600,000 to equip its facility during the remaining period for the fiscal year ending March 31, 2001. The Company believes that the capital resources presently on hand will be sufficient for projected capital expenditures and operating expenses for the next 12 months.

            On February 2, 2000, the Company completed a private placement of its securities yielding aggregate proceeds of $3,406,090, for which the Company issued an aggregate of 470,000 shares of common stock and Warrants to purchase an additional 470,000 shares of common stock at a price of $10.15 on or before September 30, 2001.

            Commencing March 31, 2000 and during the quarter ended June 30, 2000, the Company completed a second private placement and issued a total of 1,910,214 units at a price of $5.07 per unit as shown in the table below, yielding gross proceeds of $9,757,663. Each unit comprised one share of common stock and one warrant for the purchase of one additional share at a price of $6.52 per share before March 30, 2001.

        ---------------------------------------------------------------
            Closing Date              Number of Units     Proceeds
            ------------              ---------------     --------
        ---------------------------------------------------------------
        March 31, 2000                   843,500       $ 4,270,243
        ---------------------------------------------------------------
        April 4, 2000                    833,857       $ 4,281,343
        ---------------------------------------------------------------
        April 17, 2000                   82,000        $ 425,879
        ---------------------------------------------------------------
        April 27, 2000                   42,857        $ 221,925
        ---------------------------------------------------------------
        June 9, 2000                     108,000       $ 558,272
        ---------------------------------------------------------------

        Totals                          1,910,214      $ 9,757,663
        ---------------------------------------------------------------

Employee Growth

As of October 31, 2000, the Company had 33 employees, of whom 21 were engaged on research and development and 12 were engaged in corporate and administrative activities. Over the next 12 months, the Company intends to increase its corporate and administrative personnel by three to five persons. The existing research and development team will increase by ten to fifteen persons. The Company anticipates its total employee count to be in approximately 43 to 53 employees by the end of fiscal year 2001. The information set forth under the caption "Risk Factors - We may be unable to retain our key executives and research and development personnel" discuss risks the Company may face in hiring and retaining additional personnel.


                                  RISK FACTORS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

            We expect that we will incur losses for the foreseeable future.

            We have had net operating losses since being founded and currently have an accumulated deficit. These losses consist of research and development costs, the costs of acquiring rights to research and development performed by others and general and administrative expenses. We expect to have substantial additional expenses over the next several years as our research and development activities and the process of seeking regulatory approval of our products, including clinical trials, accelerate. Because we do not expect to have significant revenues from the sale of products for several years, if ever, we expect that those expenses will result in additional losses.

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

            We may not achieve any or all of these goals and are unable to predict whether we will ever achieve significant revenues or profits. Even if we receive regulatory approval of one or more of our products, we may not achieve significant commercial success.

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

            To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. This could take several years and we may never be successful in bringing our product candidates to the market. Additionally, our success in pre-clinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent further clinical development or regulatory approvals. The product may:

                        o     Be shown  to be  ineffective  or to cause  harmful
                              side  effects  during   pre-clinical   testing  or
                              clinical trials;

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

            FDA approval is required to manufacture and market pharmaceutical products in the United States. The process to receive this approval is extensive and includes pre-clinical testing and clinical trials to demonstrate safety and usefulness, and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years and be very costly and still be unsuccessful. The length of time necessary to complete clinical trials and receive approval for product marketing by regulatory authorities varies significantly by product and indication and is difficult to predict. FDA approval can be delayed, limited or denied for many reasons, including:

                        o     A product candidate may not be safe or effective;

                        o Data from pre-clinical testing and clinical trials can be interpreted by FDA officials in different ways than we interpret it;

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

            We rely on collaborators.

            Our present and future arrangements with collaborators and licensors may be critical to our success. We are designing delivery systems for medications and drug products that are protected by our licensees' or collaborators' patents. In some cases, we depend on these parties to conduct pre-clinical testing and clinical trials and to provide funding for our development programs. Some of our collaborators can terminate their agreements with us for no reason and on limited notice. We are unsure whether any of these relationships will continue.

            Our present plans call for us to develop the capabilities to manufacture our own products in commercial quantities. We may rely upon our collaborators and or licensees for the marketing and sales of our products. If we are unable to reach satisfactory agreements with our collaborators or with third parties, we would incur substantial additional costs and would experience substantial delay in commercializing most of our products.

            We have limited means of enforcing our collaborators' or licensees' performance or of controlling the resources they devote to our programs. If a collaborator fails to perform, the research, development or commercialization program on which it is working will be delayed. If this happens, we may have to stop the program entirely.

            Disputes may arise between a collaborator and us and may involve the issue of which of us owns the technology that is developed during a collaboration. A potential dispute could delay the program or result in expensive arbitration or litigation, which we might not win. A collaborator may choose to use its own or other technology to deliver its drug or cell product. Our collaborators could merge with or be acquired by another company or financial or operational difficulties that could adversely affect our programs.

            We may indirectly be subject to some professional guidelines.

            In addition to government agencies that promulgate regulations and guidelines directly applicable to us and our products, private health/science foundations and organizations involved in various diseases may also publish, from time to time, guidelines or recommendations to the healthcare and patient communities. These private organizations may make recommendations that affect the usage of certain therapies, drugs or procedures, including our products. These recommendations may relate to matters, which include usage, dosage, route of administration, and use of concomitant therapies. Recommendations or guidelines that are followed by patients and healthcare providers and that result in, among other things, decreased use of our products could have a material adverse effect on our operations. In addition, the perception that these recommendations or guidelines will be followed, could adversely affect prevailing market prices for our common stock.

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

            Our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. The degree of market acceptance of any product candidate that we develop will depend on a number of factors, including:

                        o Demonstration of their usefulness and safety; o Their relative cost;

                        o     Their  advantage  or   disadvantage   compared  to
                              alternative methods;

                        o     The  marketing  and   distribution   support  they
                              receive; and

                        o     Reimbursement    policies   of   government    and
                              third-party payers.

            Our products may compete with new products currently under development by others or with products that may cost less than our products. Our actual and potential competitors include other therapeutic delivery companies, biotechnology and pharmaceutical companies, academic and research institutions and government agencies. Many have greater name recognition and greater financial, research and development, marketing and personnel resources than we do. Many have greater experience in testing and clinical trials and in the regulatory process.

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

            We try to protect our proprietary position by filing United States, Canada, and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions. Therefore, enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may provide no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do issue, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

            We also rely on trade secrets, know-how and technology, which we try to protect by entering into confidentiality agreements with parties that have access to it, including our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreement and disclose our confidential information or our competitors might learn of the information in some other way.

            Efforts to keep down the cost of healthcare may threaten our profitability.

            Third-party payers, which include governments and private health insurers, are increasingly challenging the prices charged for medical products and services. In their attempts to reduce healthcare costs, they have also been limiting their coverage and reimbursement levels for new drugs. In some cases, they are refusing to cover the costs of drugs that are not new but are being used for newly approved purposes. Patients who use a product that we may develop might not be reimbursed for its cost. If third-party payers do not provide adequate coverage and reimbursement for our products, if and when they reach the market, doctors may not prescribe them or patients may not use them.

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

            Our success depends on the services of key employees in executive and research and development positions, notably our Chairman of the Board of Directors and President, Dr. Selmani and our Chief Executive Officer, Marie-Claire Pilon. The loss of the services of one or more of our key employees could have a material adverse effect on our operations.

            Our insurance coverage may be insufficient for product liability claims.

            The testing and marketing of bio-therapeutic and medical products, even after FDA approval, have an inherent risk of product liability. We anticipate we will obtain product liability insurance coverage in a limited amount at the time that our operations warrant it. Our profitability will be affected by a successful product liability claim in excess of any insurance coverage that may be in effect at that time. We are unsure whether product liability insurance will be available in the future on reasonable terms or at all.

            Our   operating   results  may  be  affected  by  foreign   exchange
            fluctuations.

            We expect a substantial portion of our revenues to be based on sales and services rendered to come from the United States, while a significant amount of our operating expenses will be incurred in Canada. As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to the Canadian dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, we are unsure whether these arrangements will be available, be cost effective or be able to fully offset future currency risks.

            Future issuance of shares of common stock may dilute present stockholders.

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

            Under United States securities regulations, "penny stocks" generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. Our common stock is subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our common stock. The "penny stock rules" will not apply if the market price of our common stock is $5.00 or greater. There can be no assurance that the price of our common stock will attain this level.

            We can give no assurances that our forward-looking statements will be correct.

            Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this Prospectus. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from these expectations are disclosed in this
Prospectus. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



PART II.    OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

(a) Exhibits

            Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BIOSYNTECH, INC.


                                             By  /s/ Anthony Casola
                                                --------------------------------
                                                  Name: Anthony Casola
                                                  Title: Chief Financial Officer
Dated: November 14, 2000