Form 10QSB
period 2000-12-31
BIOSYNTECH INC
filed 2001-02-14
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:              December 31, 2000
                                        ----------------------------------------

(   )    TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from
                                        ----------------------------------------

Commission File Number: 0-27179
                        --------------------

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

          475 Boulevard Armand-Frappier, Laval, Quebec, Canada H7V 4B3
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (450) 686-2437
--------------------------------------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

            Check  whether  the issuer (1) has filed all  reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (X) Yes (   ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

            State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 29,182,250 shares of Common Stock as of February 7, 2001.

            Transitional Small Business Disclosure Format (check one):

            (   ) Yes (X)  No

BIOSYNTECH, INC.
TABLE OF CONTENTS

                       Registrant Company and Subsidiaries

                                                                        Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets-December 31, 2000          3
            and March 31, 2000

            Condensed consolidated statements of operations -                4
            Nine months ended December 31, 2000 and 1999; Three months ended December 31, 2000 and 1999;

            Condensed statements of stockholders' equity (deficiency)        6
            - From inception to December 31, 2000

            Condensed consolidated statements of cash flows -
            Three months ended December 31, 2000 and 1999; Nine months       7
            ended December 31, 2000 and 1999

            Notes to condensed consolidated financial                        9
            statements - December 31, 2000

Item     2. Management's Discussion and Analysis or Plan of Operation       12



PART II.    OTHER INFORMATION

Item     1. Legal Proceedings                                               21

Item     4. Submission of Matters to a Vote of Security Holders             21

Item     6. Exhibits and Reports on Form 8-K                                22

Signatures

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                       CONDENSED CONSOLIDATED BALANCE SHEETS [note 1]

As of December  31, 2000 and March 31, 2000


                                                                         December 31,                                    March 31,
                                                                             2000                    2000                  2000
                                                                              US$                     C$                    C$
                                                                          [unaudited]             [unaudited]
ASSETS

Current assets
Cash  and cash equivalents                                                    4,954,873             7,429,832            7,301,143
Investment tax credits receivable                                                37,492                56,220              575,000
Other current assets                                                            196,977               295,367              231,929
----------------------------------------------------------------------------------------------------------------------------------
                                                                              5,189,342             7,781,419            8,108,072
----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                 1,459,533             2,188,570            1,517,540
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                  6,648,875             9,969,989            9,625,612
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities                                        571,436               856,870            1,060,928
Other current liabilities                                                        27,890                41,821              233,930
----------------------------------------------------------------------------------------------------------------------------------
                                                                                599,326               898,691            1,294,858
----------------------------------------------------------------------------------------------------------------------------------
Long term debt and obligations under
capital leases                                                                  115,594               173,333            1,137,266
----------------------------------------------------------------------------------------------------------------------------------
                                                                                714,920             1,072,024            2,432,124
----------------------------------------------------------------------------------------------------------------------------------
Contingent liabilities [note 3]

Shareholders' equity
  Common stock [note 2]
  Par value $0.001
  Authorized 50,000,000 shares
  Issued and outstanding
  29,182,250 common shares                                                   12,132,337            18,192,440           13,132,702
  Additional paid-in capital                                                  1,302,708             1,953,410            1,715,910
Deficit accumulated during the development stage                             (7,501,090)          (11,247,885)          (7,655,124)
----------------------------------------------------------------------------------------------------------------------------------
                                                                              5,933,955             8,897,965            7,193,488
----------------------------------------------------------------------------------------------------------------------------------
                                                                              6,648,875             9,969,989            9,625,612
==================================================================================================================================

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [note 1]


                                                                                                                          Unaudited

                                                                Cumulative from                        Nine months ended
                                                                  inception to                            December 31,
                                                                 December 31,      ------------------------------------------------
                                                                     2000                2000               2000              1999
                                                                      C$                  US$                C$                C$
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                               256,674             59,044             88,536              --
Cost of sales                                                       110,170             25,480             38,208              --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    146,504             33,564             50,328              --
-----------------------------------------------------------------------------------------------------------------------------------
Research and development expenses                                 7,772,180          1,412,610          2,118,209           872,293
Investment tax credits                                           (1,548,364)           (90,030)          (135,000)         (543,977)
General and administrative expenses                               5,031,007          1,299,679          1,948,868           461,558
Interest on long-term debt                                          277,444             26,079             39,106           161,268
Amortization of property, plant and equipment                       314,849             67,775            101,628           133,333
Grants                                                              (42,652)           (28,444)           (42,652)          (13,230)
Interest income                                                    (410,075)          (258,133)          (387,070)           (3,137)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 11,394,389          2,429,536          3,643,089         1,068,108
-----------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                         (11,247,885)        (2,395,972)        (3,592,761)       (1,068,108)
Deficit accumulated during the development
    stage, beginning of period                                         --           (5,105,118)        (7,655,124)       (4,414,841)
-----------------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                                        (11,247,885)        (7,501,090)       (11,247,885)       (5,482,949)
===================================================================================================================================
Weighted average number of  shares
    outstanding                                                                     29,132,995         29,132,995        12,627,813
Basic and diluted loss per share                                                         (0.08)             (0.12)            (0.08)
===================================================================================================================================

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS [note 1]



                                                                                                                        Unaudited


                                                                Cumulative from                Three months ended
                                                                 inception to                     December 31,
                                                                 December 31,       ------------------------------------------------


                                                                     2000               2000               2000               1999
                                                                      C$                 US$                C$                 C$
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                               256,674               --                 --                --
Cost of sales                                                       110,170               --                 --                --
------------------------------------------------------------------------------------------------------------------------------------
                                                                    146,504               --                 --                --
------------------------------------------------------------------------------------------------------------------------------------
Research and development expenses                                 7,772,180            617,979            926,660           371,595
Investment tax credits                                           (1,548,364)           (23,341)           (35,000)         (181,326)
General and administrative expenses                               5,031,007            566,285            849,145           182,657
Interest on long-term debt                                          277,444              1,278              1,917            52,359
Amortization of property, plant and equipment                       314,849             18,558             27,827            44,462
Grants                                                              (42,652)           (16,877)           (25,307)           (9,230)
Interest income                                                    (410,075)          (107,422)          (161,079)           (2,469)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 11,394,389          1,056,460          1,584,163           458,048
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                         (11,247,885)        (1,056,460)        (1,584,163)         (458,048)
Deficit accumulated during the development
    stage, beginning of period                                         --           (6,444,630)        (9,663,722)       (5,024,901)
------------------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                                        (11,247,885)        (7,501,090)       (11,247,885)       (5,482,949)
===================================================================================================================================
Weighted average number of  shares
    outstanding                                                                     29,182,250         29,182,250         13,283,579
Basic and diluted loss per share                                                         (0.04)             (0.05)            (0.03)
===================================================================================================================================

See accompanying notes
                                       5

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

CONDENSED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIENCY) [note 1]


From inception to December 31, 2000                                                                                       Unaudited
[In Canadian dollars]
                                                                  Common Stock
                                                            ------------------------
                                                                                           Additional      Accumulated
                                                              Shares          Amount     paid-in-capital      deficit         Total
                                                                                $              $                $               $
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                       8,525,000              1           --              --                 1
Net loss 1996 [325 day period]                                   --             --             --            (2,865)         (2,865)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                     8,525,000              1           --            (2,865)         (2,864)
Net loss 1997                                                    --             --             --            (9,332)         (9,332)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                     8,525,000              1           --           (12,197)        (12,196)
Deemed common stock paid up as of January 31,
1998 and issued on August 3, 1998                                --          215,000           --              --           215,000
Net loss 1998                                                    --             --             --          (236,987)       (236,987)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                     8,525,000        215,001           --          (249,184)        (34,183)
Deemed common stock issued for cash                         1,746,579      1,083,108           --              --         1,083,108
Deemed common stock issued in exchange
 for services                                               1,940,000      1,455,000           --              --         1,455,000
Deemed options granted to consultants                            --             --        1,309,350            --         1,309,350
Net loss 1999                                                    --             --             --        (4,165,657)     (4,165,657)
Deemed share issuance costs                                      --          (90,200)          --              --           (90,200)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                    12,211,579      2,662,909      1,309,350      (4,414,841)       (442,582)
Deemed common stock issued for cash                         1,893,457      2,595,222           --              --         2,595,222
Deemed common stock issued in exchange for
 intellectual property                                      1,072,000      1,072,000           --              --         1,072,000
Deemed options granted to consultants                            --             --          406,560            --           406,560
Net loss for the period from April 1, 1999 to
February 28, 2000                                                --             --             --        (2,850,977)     (2,850,977)
-----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                       15,177,036      6,330,131      1,715,910      (7,265,818)        780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.        12,095,000      2,873,848           --              --         2,873,848
March 31, 2000, issuance                                      843,500      4,270,243           --              --         4,270,243
Share issue costs                                                --         (341,520)          --              --          (341,520)
Net loss for the period from February 29, 2000 to
 March 31, 2000                                                  --             --             --          (389,306)       (389,306)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                    28,115,536     13,132,702      1,715,910      (7,655,124)      7,193,488
Share issuances [note 2]                                    1,066,714      5,487,419           --              --         5,487,419
Share issue costs [note 2]                                       --         (373,746)          --              --          (373,746)
Net loss for the period from April 1, 2000 to
June 30, 2000                                                    --             --             --          (729,535)       (729,535)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                     29,182,250     18,246,375      1,715,910      (8,384,659)     11,577,626
Options granted to consultants                                   --             --          237,500            --           237,500
Net loss for the period from July 1, 2000 to
September 30, 2000                                               --             --             --        (1,279,063)     (1,279,063)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                29,182,250     18,246,375      1,953,410      (9,663,722)     10,536,063
Share issue costs [note 2]                                       --          (53,935)          --              --           (53,935)
Net loss for the period from October 1, 2000 to
 December 31, 2000                                               --             --             --        (1,584,163)     (1,584,163)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                 29,182,250     18,192,440      1,953,410     (11,247,885)      8,897,965
===================================================================================================================================
US Dollars
Balance as at December 31, 2000                                           12,132,337      1,302,708      (7,501,090)      5,933,955
===================================================================================================================================

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS [note 1] OF CASH FLOWS [note 1]



                                                                                                                           Unaudited


                                                                           Cumulative               Three months ended
                                                                         from inception                 December 31,
                                                                          to December 31,  ----------------------------------------
                                                                               2000           2000             2000          1999
                                                                                C$             US$              C$            C$

------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  (11,247,885)     (1,056,460)     (1,584,163)     (458,048)
Items not affecting cash
    Amortization                                                              314,849          18,558          27,827        44,462
    Services paid by the issuance of common stock                           2,527,000            --              --            --
    Options granted to consultants                                          1,953,410            --              --            --
    Exchange loss (gain)                                                     (258,205)         14,533          21,792          --
Changes in working capital assets and liabilities
    Investment tax credits receivable                                         (56,220)        239,474         359,092       361,477
    Other current assets                                                     (238,593)        (93,696)       (140,497)      (11,624)
    Other current liabilities                                                  22,091            --              --          65,451
    Accounts payable and accrued liabilities                                  840,382          56,299          84,420       (61,477)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                       (6,143,171)       (821,292)     (1,231,529)      (59,759)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                    (954,047)       (330,211)       (495,151)       (1,135)
Disposal of property, plan and equipment                                       10,622           7,084          10,622          --
Purchase of short term investment                                             (75,000)           --              --            --
Proceeds from maturing of short term investments                               75,000            --              --            --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                         (943,425)       (323,127)       (484,529)       (1,135)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                                    700,000            --              --            --
Repayment of long term debt                                                  (500,000)        (41,681)        (62,500)     (643,750)
Proceeds of demand loan                                                       581,845            --              --            --
Repayment of demand loan                                                     (581,845)           --              --        (183,598)
Increase in due to stockholder                                                 30,394            --              --            --
Decrease in due to stockholders                                               (20,394)           --              --            --
Repayment of obligations under capital leases                              (1,633,706)         (1,791)         (2,686)      (18,897)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                                        3,890,068            --              --            --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                                        3,399,980            --              --            --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                                         (506,380)           --              --            --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                           9,757,662            --              --            --
Share issue costs                                                            (859,401)        (35,969)        (53,935)         --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                       14,258,223         (79,441)       (119,121)     (846,245)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       258,205         (14,533)        (21,792)         --
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                          7,429,832      (1,238,393)     (1,856,971)     (907,139)
Cash, beginning of period                                                        --         6,193,266       9,286,803       (41,569)
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         7,429,832       4,954,873       7,429,832      (948,708)
====================================================================================================================================

See accompanying notes

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                        CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS [note 1] OF CASH FLOWS [note 1]

                                                                                                                           Unaudited


                                                                           Cumulative               Nine months ended
                                                                         from inception                 December 31,
                                                                          to December 31,  ----------------------------------------
                                                                               2000           2000             2000          1999
                                                                                C$             US$              C$            C$
------------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                (11,247,885)     (2,395,972)     (3,592,761)     (1,068,108)
Items not affecting cash
    Amortization                                                            314,849          67,775         101,628         133,333
    Services paid by the issuance of common stock                         2,527,000            --              --              --
    Options granted to consultants                                        1,953,410         158,386         237,500            --
    Exchange loss (gain)                                                   (258,205)       (172,194)       (258,205)           --
Changes in working capital assets and liabilities
    Investment tax credits receivable                                       (56,220)        345,969         518,780         161,547
    Other current assets                                                   (238,593)        (92,323)       (138,438)         (1,261)
    Other current liabilities                                                22,091         (43,649)        (65,451)         65,451
    Accounts payable and accrued liabilities                                840,382        (136,084)       (204,058)        157,692
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities                                     (6,143,171)     (2,268,092)     (3,401,005)       (551,346)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                  (954,047)       (522,362)       (783,280)         (4,393)
Disposal of property, plan and equipment                                     10,622           7,084          10,622            --
Purchase of short term investment                                           (75,000)           --              --           (75,000)
Proceeds from maturing of short term investments                             75,000          50,017          75,000            --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities                                       (943,425)       (465,261)       (697,658)        (79,393)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                                  700,000            --              --           300,000
Repayment of long term debt                                                (500,000)        (66,689)       (100,000)       (681,250)
Proceeds of demand loan                                                     581,845            --              --           250,000
Repayment of demand loan                                                   (581,845)           --              --          (183,598)
Increase in due to stockholder                                               30,394            --              --              --
Decrease in due to stockholders                                             (20,394)           --              --           (20,394)
Repayment of obligations under capital leases                            (1,633,706)       (660,614)       (990,591)        (40,024)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                                      3,890,068            --              --              --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                                      3,399,980            --              --              --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                                       (506,380)           --              --              --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                         9,757,662       3,659,499       5,487,419            --
Share issue costs                                                          (859,401)       (285,216)       (427,681)           --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                     14,258,223       2,646,980       3,969,147        (375,266)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                     258,205         172,194         258,205            --
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                        7,429,832          85,821         128,689      (1,006,005)
Cash, beginning of period                                                      --         4,869,052       7,301,143          57,297
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       7,429,832       4,954,873       7,429,832        (948,708)
====================================================================================================================================

See accompanying notes

Condensed Consolidated Financial Statements
BioSyntech, Inc.
[formerly Dream Team International Inc.]
[a development stage company] - Unaudited

Quarter ended December 31, 2000

BioSyntech, Inc. [formerly Dream Team International Inc.]
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


December 31, 2000                                                      Unaudited
[In Canadian dollars]




1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of BioSyntech, Inc. and its wholly-owned subsidiary BioSyntech
Canada, Inc. They have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of December 31, 2000, the results of operations and cash flows for the three months and nine months periods ended December 31, 2000 and 1999. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended March 31, 2000.

US dollar amounts presented on the condensed consolidated balance sheet and the condensed consolidated statements of operations, stockholders' equity [deficiency] and cash flows are provided for convenience of reference only and are based on the closing exchange rate at December 31, 2000, which was $1.4995 Canadian dollar per US dollar.

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


2.        STOCKHOLDERS' EQUITY

During the nine months ended December 31, 2000, the Company issued 1,006,714 common shares and warrants in consideration of US$3,523,500 [$5,187,419] and 60,000 common shares and warrants in consideration of $300,000. The share issue costs amounted to $427,681. The warrants entitle the holder to purchase an aggregate of 1,066,714 common shares at a price of US$4.50 on or before March 30, 2001.

2.        STOCKHOLDERS' EQUITY [continued]

Warrants

As of December 31, 2000, a total of 2,380,214 warrants issued by the Company are outstanding as follows:

             Number of warrants            Expiry date           Exercise price
--------------------------------------------------------------------------------
                  1,910,214                 March 30, 2001          US$ 4.50
                    470,000             September 30, 2001          US$ 7.00
--------------------------------------------------------------------------------
                  2,380,214
================================================================================

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


3.       CONTINGENT LIABILITIES

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

A former executive employee and officer of the company has commenced an action for wrongful termination and is seeking $224,000 in compensation allegedly due plus $35,000 for punitive and additional damages. In the opinion of management, based on advice and information provided by its legal counsel, the final determination of this litigation is not determinable. As such no provision has been recorded.

                                BIOSYNTECH, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OPERATIONS

         The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. BioSyntech, Inc.'s actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Report.

         The discussion and analysis below should be read in conjunction with the condensed consolidated interim Financial Statements of BioSyntech, Inc. (the "Company") and the notes thereto included elsewhere herein.

         The Company is a Nevada corporation incorporated on December 14, 1994. It is a development stage company which is engaged in the development of advanced biomaterials specialized in tissue engineering and therapeutic delivery. The Company's main focus is the repair of damaged tissue in the human body, such as bone or cartilage. The Company is also engaged in the development of advanced injectable biomaterials for the delivery of cells, genetic material and biotherapeutic agents. The Company has had limited revenues. The Company's future operations are dependent upon Its receiving the financing necessary to complete research and development projects and market the Company's products. There can be no assurance that the Company will be able to complete the development of its products, or if completed that they can be successfully marketed. Furthermore, there is no assurance that even if the products are completed and marketed, the revenues therefrom will be sufficient to fund the Company's future operations or to fund additional research, development and marketing.

         To date, the Company has incurred substantial losses from operations, and as of December 31, 2000, had an accumulated deficit of $11,247,885 CAD. The Company expects to incur substantial operating expenses in the future to support its product development efforts and expand its technical and management personnel and organization.

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

                                      1999          2000
                                      ----          ----
Rate at end of period                1.4730        1.4995

Rate at filing date                 [xxxxx]

Period                         High of the period           Low for the period
------                         ------------------           ------------------
January 2001                         1.5160                      1.4936
December 2000                        1.5458                      1.5002
November 2000                        1.5593                      1.5298
October 2000                         1.5310                      1.4954
September 2000                       1.5070                      1.4735
August 2000                          1.4888                      1.4722

Period                                              Average for the period

Fiscal year ended March 31, 1999                           1.5074
Fiscal year ended March 31, 2000                           1.4683
Three months ended June 30, 2000                           1.4861
Three months ended September 30, 2000                      1.4888
Three months ended December 31, 2000                       1.5210


Results of Operations

         The following table sets forth certain items in the Company's condensed consolidated statements of operations for the three-month period ended December 31, 2000 and 1999, and the nine-month period ended December 31, 2000 and 1999 (in thousands of CDN$).


                                                              Three-month period                             Nine-month period
                                                              Ended December 31                             Ended December 31
                                                              2000               1999                   2000                   1999
                                                       ----------------------------------------------------------------------------
Sales                                                  $         0          $          0            $        88.5        $        0
Cost of sales                                                    0                     0            $        38.2                 0
                                                       -----------             ---------            -------------        ----------


Gross profit                                           $         0          $          0            $        50.3        $        0

Operating Expenses:
    Research and development                           $     926.7          $      371.6            $     2,118.2        $    872.3
    Investment tax credits                                  ( 35.0)               (181.3)                 ( 135.0)           (544.0)
    General and administrative (Net of Grants)               823.8                 173.4                  1,906.2             448.3
    Amortization of property, plant and equipment             27.8                  44.5                    101.6             133.3
                                                       ----------------------------------------------------------------------------
Total operating expenses                               $   1,743.3          $      408.2            $     3,991.0        $    909.9
                                                       ----------------------------------------------------------------------------
                                                       ----------------------------------------------------------------------------
Loss from operations                                   $   1,743.3          $      408.2            $     3,991.0        $    909.9
                                                       ----------------------------------------------------------------------------
Interest income                                             (161.1)                 (2.5)                  (387.1)            ( 3.1)
Interest expense                                               1.9                  52.4                     39.1             161.3
                                                       ----------------------------------------------------------------------------
Net loss for the period                                $   1,584.1          $      458.1            $     3,592.8        $  1,068.1

Results of Operations


Sales

         Revenues have only been generated from the sales of Mach-1TM mechanical tester.

         During the three-month period ended December 31, 2000, the Company had sales of zero and a net loss of $1,584,163 compared to sales of zero and a net loss of $458,048 for the three-month period ended December 31, 1999. During the nine-month period ended December 31, 2000, the Company had sales of $88,536 (sale of 2 Mach-1TM Mechanical Testers) and a net loss of $3,592,761 compared to sales of zero and a net loss of $1,068,108 for the nine-month period ended December 31, 1999.

         Loss per share was $0.05 for the three-month period ended December 31, 2000, compared to $0.03 per share for the three-month period ended December 31, 1999. Loss per share was $0.12 for the nine-month period ended December 31, 2000, compared to $0.08 per share for the nine-month period ended December 31, 1999.

Operating Expenses

         Research and development expenses were $926,660 for the three-month period ended December 31, 2000 compared to $371,595 for the three-month period ended December 31, 1999. Research and development expenses were $2,118,209 for the nine-month period ended December 31, 2000 compared to $872,293 for the nine-month period ended December 31, 1999. The increases in research and development expenses for the three-month and nine-month periods are mostly attributable to hiring of additional researchers, the cost of pre-clinical toxicological studies and the research and development activities of the Company with its corporate collaborators and its own in-house programs. The Company anticipates that it will continue to devote significant resources to research and development.

Investment tax credits

         The Company claims investment tax credits on all allowable research and development expenses. The amount claimed for the three-month period ended December 31, 2000 is $35,000 compared to $181,326 for the three-month period ended December 31, 1999. The amount claimed for the nine-month period ended December 31, 2000 is $135,000 compared to $543,977 for the nine-month period ended December 31, 1999. The decreases in the three-month and nine-month periods are directly attributable to a reduction in the effective rate used to calculate the tax credits since the Company can no longer benefit from favourable rates applicable to private companies.

General and administrative

         General and administrative expenses, net of grants were $823,838 for the three-month period ended December 31, 2000 compared to $173,427 for the three-month period ended December 31, 1999, representing an increase of $650,411. General and administrative expenses were $1,906,216 for the nine-month period ended December 31, 2000 compared to $448,328 for the nine-month period ended December 31, 1999 representing an increase of $1,457,888. The increases in the three-month period and the nine-month periods are principally attributable to professional fees, marketing expenses, investor relations, and an increase in administrative personnel.

Amortization of property, plant and equipment

         Amortization expense was $27,827 for the three-month period ended December 31, 2000 compared to $44,462 for the three-month period ended December 31, 1999, representing a decrease of $16,635. Amortization expenses were $101,628 for the nine-month period ended December 31, 2000 compared to $133,333 for the nine-month period ended December 31, 1999, representing a decrease of $31,705. The decreases in the three-month and nine-month periods were principally attributable to the change in amortization period of the Company's facility, which was amortized over the term of the lease of 10 years prior to its acquisition and subsequently changed to a period of 20 years.

Interest Income and Interest Expense

         Interest income represents income earned on the Company's cash deposits. Interest income increased by $158,610 from $2,469 for the three-month period ended December 31, 1999 to $161,079 for the three-month period ended December 31, 2000. Interest income increased by $383,933 from $3,137 for the nine-month period ended December 31, 1999 to $387,070 for the nine-month period ended December 31, 2000. The increases in the three-month period and the nine-month period are primarily due to a higher level of cash on hand during the period as a result of the two private placements consummated earlier in the calendar year.

         Interest expense in 2000 is mainly attributable to interest on the capital lease transaction entered into by the Company at the end of fiscal 1999 to finance its facility prior to its acquisition in July 2000. Interest expense decreased by $50,442 from $52,359 for the three-month period ended December 31, 1999 to $1,917 for the three-month period ended December 31, 2000. Interest expense decreased by $122,162 from $161,268 for the nine-month period ended December 31, 1999 to $39,106 for the nine-month period ended December 31, 2000.

Liquidity and Capital Resources

         The cash position of the Company on December 31, 2000 is $7,429,832. In July 2000, the Company purchased the facility in which the Company conducts its operations for $1,200,000. The Company also expects to expend approximately $2,000,000 to equip the facility during the remaining period for the fiscal year ending March 31, 2001. The Company believes that the capital resources presently on hand will be sufficient for projected capital expenditures and operating expenses for the next 12 months.

         On February 2, 2000, the Company completed a private placement of its securities yielding aggregate proceeds of $3,384,705 for which the Company issued an aggregate of 470,000 shares of common stock and Warrants to purchase an additional 470,000 shares of common stock at a exercise price of $10.50 per share exercisable on or before September 30, 2001.

         Commencing March 31, 2000 and during the quarter ended June 30, 2000, the Company completed a second private placement and issued a total of 1,910,214 units at a average price of $5.11 per unit as shown in the table below, yielding gross proceeds of $9,757,663. Each unit comprised one share of common stock and one warrant for the purchase of one additional share at an exercise price of $6.75 per share exercisable on or before March 30, 2001.

          Closing Date                Number of Units          Proceeds
          ------------                ---------------          --------
         March 31, 2000                   843,500            $ 4,270,243
         April 4, 2000                    833,857            $ 4,281,343
         April 17, 2000                    82,000            $   425,879
         April 27, 2000                    42,857            $   221,925
         June 9, 2000                     108,000            $   558,272
                                      ---------------        -----------
         Totals                         1,910,214            $ 9,757,663




         The Company has a limited operating history as a biotechnology company and has not made significant sales of products. Therefore, the Company's revenues are difficult to predict. Although the Company believes that the cash and cash equivalent balances are sufficient for projected capital expenditures and operating expenses for the next 12 months, the Company may seek to raise additional funds either within the next 12 months or thereafter, by selling additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. To date, the Company has no agreements, commitments or understandings with respect to the sale of additional equity or convertible debt securities and the Company is unable to predict whether the Company will sell additional equity or debt on acceptable terms or at all.

Employee Growth

         As of December 31, 2000, the Company had 36 employees, of whom 22 were engaged on research and development and 14 were engaged in corporate and administrative activities. Over the next 12 months, the Company intends to increase its corporate and administrative personnel by three to five persons. The existing research and development team will increase by ten to fifteen persons. The Company anticipates its total employee count to be in approximately 50 to 55 employees by the end of fiscal year 2001. The information that it will have set forth under the caption "Risk Factors - We may be unable to retain our key executives and research and development personnel" discuss risks the Company may face in hiring and retaining additional personnel.


                                  RISK FACTORS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

         We expect that we will incur losses for the foreseeable future and may never become profitable.

         We have had net operating losses since being founded and currently have an accumulated deficit. These losses consist of research and development costs and general and administrative expenses. We expect to have substantial additional expenses over the next several years as our research and development activities and the process of seeking regulatory approval of our products, including clinical trials, accelerate. Because we do not expect to have significant revenues from the sale of products for several years, if ever, we expect that those expenses will result in additional losses.

         Our future profitability depends, in part, on:


         o   Obtaining regulatory approval for our products;

         o   Entering into agreements to develop and commercialize products;

         o Developing the capacity to manufacture and market products or entering into agreements with others to do so;

         o   Market acceptance of our products;

         o The ability to obtain additional funding from our collaborative partners; and

         o   The ability to achieve certain product development milestones.

         We may not achieve any or all of these goals and are unable to predict whether we will ever achieve significant revenues or profits. Even if we receive regulatory approval of one or more of our products, we may not achieve significant commercial success.

         We need to raise substantial funds to become profitable.

         We need to raise substantial amounts of money if we are ever to become profitable. If sufficient financing is unavailable on a timely basis, we may have to curtail development programs or transfer rights in products that could later prove to be of great value. The financing we require and when we will spend it, will depend, in part, on:

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

         We will seek funds by issuing equity and debt securities and through arrangements with our collaborative partners. If we issue equity securities, our present stockholders will suffer dilution. If we issue debt securities, we will face the risks associated with debt, including rises in interest rates and insufficient cash flow to pay the principal of and interest on our debt securities. To date, we have no agreements, commitments or understandings with respect to the sale of additional equity or debt securities and we are unable to predict whether additional equity or debt financing will be available to us, on favorable terms or at all.

         Our delivery technologies may not produce safe, useful or commercially viable products and accordingly, we may never be profitable.

         To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. This process could take several years and we may never be successful in bringing our product candidates to the market. Additionally, our success in pre-clinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent further clinical development or regulatory approvals. Our products may:


         o   Be shown to be ineffective or to cause harmful side effects;

         o   Fail to receive regulatory approval on a timely basis or at all;

         o   Be hard to manufacture on a large scale;

         o   Be uneconomical;

         o   Not be pursued by our collaborative partners;

         o   Not be prescribed by doctors or accepted by patients; or

         o   Infringe on proprietary rights of another party.

         The  Food  and  Drug   Administration   may  not  approve  our  product
candidates.

         FDA approval is required to manufacture and market pharmaceutical products in the United States. The process to receive this approval is extensive and includes pre-clinical testing and clinical trials to demonstrate safety and efficacy, and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years and be very costly and still be unsuccessful. The length of time necessary to complete clinical trials and receive approval for product marketing by regulatory authorities varies significantly by product and indication and is difficult to predict. FDA approval can be delayed, limited or denied for many reasons, including:


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

         Our present and future arrangements with collaborators and licensees are critical to our success.

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

         Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. This would reduce our revenues and increase our losses. The degree of market acceptance of any product candidate that we develop will depend on a number of factors, including:

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

         Proprietary protection for our products is uncertain and we could become involved in costly litigation and be prevented from selling our products.

         The following factors are important to our success:

         o Receiving patent protection for our product candidates and those of our collaborators;

         o   Maintaining our trade secrets;

         o   Not infringing on the proprietary rights of others; and

         o   Preventing others from infringing our proprietary rights.

         We can protect our proprietary rights from unauthorized use by third parties only if these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Otherwise, we could become involved in costly litigation and be prevented from selling our products.

         We try to protect our proprietary position by filing United States, Canada, and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The patent position of biopharmaceutical companies involves complex legal and factual questions. Enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Any patents that we own or license from others may provide no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do issue, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Also, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

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

         Our success depends on the services of key employees in executive and research and development positions, notably our Chairman of the Board, Chief Executive Officer and President, Dr. Selmani. The loss of the services of one or more of our key employees could have a material adverse effect on our operations.

         Our operating results may be affected by foreign exchange fluctuations of the Canadian Dollar.

         We expect a substantial portion of our revenues to be based on sales and services rendered to come from the United States, while a significant amount of our operating expenses will be incurred in Canada. As a result, our financial performance will be affected by fluctuations in the value of the United States dollar to the Canadian dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, we are unsure whether these arrangements will be available, be cost effective or be able to fully offset future currency risks.

         Our common stock may be subject to additional regulations applicable to lower priced securities.

         Our common stock may be subjected to a number of regulations that can affect its price and your ability to sell it. For example, Rule 15g-9 under the Exchange Act may apply to our common stock. This rule imposes sales practice requirements on broker-dealers that sell low priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction.

         In addition, under United States securities regulations, penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. For any transaction involving a penny stock, unless exempt, the penny stock rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our common stock. The penny stock rules will not apply if the market price of our common stock is $5.00 or greater. These requirements may reduce the level of trading activity in any secondary market for our common stock and may adversely affect the ability of broker-dealers to sell our securities.

         We can give no assurances that our forward-looking statements will be correct.

         Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this Form 10-QSB. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from these expectations are disclosed in this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            Marie-Claire Pilon, a former executive employee and officer of the Company commenced an action on January 23, 2001 in the Superior Court, Province of Quebec, District of Montreal against the Company and its chairman Dr. Amine Selmani, alleging that she was wrongfully terminated and is seeking $224,000 in compensation allegedly due plus $35,000 for punitive and additional damages. In the opinion of management, based on advice and information provided by its legal counsel, the final determination of this litigation is not determinable. As such no provision has been recorded.

Item 4.     Submission of Matters to a Vote of Security Holders

            At the annual meeting of stockholders of the Company on November 30, 2000, the stockholders (i) approved the adoption of the Amended and Restated Articles of Incorporation, (ii) elected six members of the Board of Directors, (iii) approved the adoption of the Company's Stock Option Incentive Plan and Bio Syntech Canada, Inc.'s Stock Option Incentive Plan, (iv) ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal and year ending March 31, 2001.

            (i) The vote for the adoption of the Amended and Restated Articles of Incorporation was as follows:

                                     For           Against              Abstain
                                     ---           -------              -------

                                     14,879,446    9,030                   0

           (ii) The vote to elect six members of the Board of Directors was as follows:

                  Nominee              Class*    For          Against   Abstain
                  -------              ------    ---          -------   -------
                  Marie-Claire Pilon     I       15,464,211       0      6,750
                  Pierre Alary           I       15,464,211       0      6,750
                  Jean-Yves Bourgeois    II      15,464,211       0      6,750
                  Pierre Ranger          II      15,464,211       0      6,750
                  Amine Selmani          III     15,464,211       0      6,750
                  Denis N. Beaudry       III     15,464,211       0      6,750


                  ------------
                  * Class I Directors  serve  until the 2001  Annual  Meeting of
                    Stockholders and until their successors are elected and qualified.
                    Class II Directors serve until the 2002 Annual Meeting of Stockholders and until their successors are elected and qualified.
                    Class III Directors serve until the 2003 Annual Meeting of Stockholders and until their successors are elected and qualified.

           (iii) The vote for the adoption of the Company's Stock Option Incentive Plan and Bio Syntech Canada, Inc.'s Stock Option Incentive Plan was as follows:

                                          For         Against           Abstain
                                          ---         -------           -------
                                          14,879,536    1,190            3,000

            (iv) The vote for ratifying the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending March 31, 2001 was as follows:

                                          For         Against           Abstain
                                          ---         -------           -------

                                          15,469,771    1,190              0

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

            None.

(b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIOSYNTECH, INC.


Dated:  February 13th, 2001               By: /s/ Anthony Casola
                                              ----------------------------------
                                          Name:  Anthony Casola
                                          Title: Chief Financial Officer
                                                 Principal Financial Officer &
                                                 Principal Accounting Officer &
                                                 Secretary

                                          By: /s/ Amine Selmani
                                              ----------------------------------
                                          Name:  Amine Selmani
                                          Title: Chief Executive Officer and
                                                 President