Form 10QSB/A
period 2000-12-31
BIOSYNTECH INC
filed 2001-02-14
CIK 1094017

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

            (   ) Yes (X)  No

BIOSYNTECH, INC.
TABLE OF CONTENTS

                       Registrant Company and Subsidiaries

                                                                        Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets-December 31, 2000          4
            and March 31, 2000

            Condensed consolidated statements of operations -                5
            Nine months ended December 31, 2000 and 1999; Three months ended December 31, 2000 and 1999;

            Condensed statements of stockholders' equity (deficiency)        7
            - From inception to December 31, 2000

            Condensed consolidated statements of cash flows -
            Three months ended December 31, 2000 and 1999; Nine months       8
            ended December 31, 2000 and 1999

            Notes to condensed consolidated financial                       10
            statements - December 31, 2000

Item     2. Management's Discussion and Analysis or Plan of Operation       12



PART II.    OTHER INFORMATION

Item     1. Legal Proceedings                                               21

Item     4. Submission of Matters to a Vote of Security Holders             21

Item     6. Exhibits and Reports on Form 8-K                                22

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

See accompanying notes
                                       6

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


3.       CONTINGENT LIABILITIES

A former employee of a subsidiary company has filed an action for wrongful termination and seeking $97,000 in compensation allegedly due, the issuance to him of 100,000 Class A common shares of the subsidiary company, that were the subject of an option that was alleged to have been granted to him, and punitive damages of $25,000. These Class A common shares are exchangeable into common stock of the Company. In the opinion of management, based on the advice and information provided by its legal counsel, the final determination of this litigation is not determinable. As such, no provision has been recorded.

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

                                      1999          2000
                                      ----          ----
Rate at end of period                1.4730        1.4995

Rate at filing date                  1.5212

Period                         High of the period           Low for the period
------                         ------------------           ------------------
January 2001                         1.5160                      1.4936
December 2000                        1.5458                      1.5002
November 2000                        1.5593                      1.5298
October 2000                         1.5310                      1.4954
September 2000                       1.5070                      1.4735
August 2000                          1.4888                      1.4722

Period                                              Average for the period

Fiscal year ended March 31, 1999                           1.5074
Fiscal year ended March 31, 2000                           1.4683
Three months ended June 30, 2000                           1.4861
Three months ended September 30, 2000                      1.4888
Three months ended December 31, 2000                       1.5210


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

Investment tax credits

         The Company claims investment tax credits on all allowable research and development expenses. The amount claimed for the three-month period ended December 31, 2000 is $35,000 compared to $181,326 for the three-month period ended December 31, 1999. The amount claimed for the nine-month period ended December 31, 2000 is $135,000 compared to $543,977 for the nine-month period ended December 31, 1999. The decreases in the three-month and nine-month periods are directly attributable to a reduction in the effective rate used to calculate the tax credits since the Company can no longer benefit from more favourable rates applicable to private companies.

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