Form 10KSB
period 2001-03-31
BIOSYNTECH INC
filed 2001-06-20
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ____________

                         Commission file number 0-27179
                                                -------

                                BioSyntech, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                                          88-0329399
  -----------------------------                         ----------------------
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

            Check if there is no disclosure of delinquent  filers in response to
Item  405 of  Regulation  S-B  contained  herein,  and  no  disclosure  will  be contained, to the best of issuer's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. / /

            State issuer's revenues for its most recent fiscal year: $144,358.

            Based upon the closing  price of the  issuer's  Common Stock on June
18, 2001,  the aggregate  market value of the 20,657,250  outstanding  shares of
Common Stock held by  non-affiliates  of the issuer was $15,286,365.  Solely for the purposes of this  calculation,  shares held by directors and officers of the issuer have been excluded.  Such exclusion  should not be deemed a determination or an admission by the issuer that such individuals are, in fact,  affiliates of the issuer.

            As of June 15, 2001, 29,182,250 shares of the issuer's Common Stock,
$.001 par value (the "Common Stock") were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents  Incorporated by Reference:  The  information  required by
Items 9 through  12 of this  Annual  Report on Form  10-KSB is  incorporated  by reference  from the  issuer's  definitive  proxy  materials  for its 2001 Annual
Meeting  of  Stockholders,  which  proxy  materials  are to be  filed  with  the
Securities and Exchange Commission not later than July 29, 2001.

            Transitional Small Business Disclosure Format (check one):

                        /   /   Yes         /   /   No

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

            The following Business section contains  forward-looking  statements that involve risks and uncertainties. Our actual results could differ materially from  those  anticipated  in these  forward-looking  statements  as a result  of certain factors. See "Risk Factors" relating to Forward-Looking  Statements. The
consolidated   financial  statements  included  in  this  Form  10-KSB  are  the continuation of the Financial  Statements of Bio Syntech Ltd.,  which is treated for accounting  purposes as the acquirer of BioSyntech,  Inc. (together with its subsidiary,  Bio Syntech  Canada,  Inc.,  also  referred to as "we," "us" or the
"Company").  Bio Syntech Ltd. had a fiscal  year-end of March 31 and accordingly
March 31 is used as the Company's  year-end.  See "History of the Company" for a description of the transactions  involving Bio Syntech Ltd. and the Company. The
Company's  functional  currency is the Canadian dollar.  See "Currency  Exchange
Rates" for a description  of the exchange  rate for the Canadian  dollar per one
United States dollar as of March 31, 1999, March 31, 2000 and March 31, 2001.

1.1         General

            We  are an  advanced  biomaterials  company  specialized  in  tissue engineering  and therapeutic  delivery.  Our main focus is the repair of damaged tissue in the human  body like bone or  cartilage.  We are also  engaged  in the development of advanced  injectable  biomaterials  for the delivery of cells and genetic material and biotherapeutic agents. We have had limited revenues to date and they have come  entirely  from sales in our  instrumentation  products.  Our future  operations are dependent  upon our receiving the financing  necessary to complete  research  and  development  projects and market our  products.  We are unsure  whether  we can  complete  the  development  of our  products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or  noncompetitive.  We believe that our financial  resources are  sufficient to meet our planned activities at least through fiscal year 2002.

            Our research and  development  efforts are focused on maximizing the multiple benefits of our core technologies, which include:

                o    tissue engineering;
                o    the therapeutic delivery of cells;
                o    genetic material for site specific gene therapy; and
                o    the delivery of biotherapeutic agents.

            Our  technologies  apply  to  diverse  specialties,   which  include
orthopedics  and  rheumatology.  Orthopedic and  rheumatology  problems  include cartilage injuries and diseases as well as bone injuries and diseases, vaccines, and the delivery of biotherapeutic agents.

            We also have an  instrumentation  division wherein we are developing the ARTHRO-BST(TM) and the Mach-1(TM)  Mechanical Tester.  ARTHRO-BST(TM) is a
device used for visual  examination  of the interior of the articular  cartilage with a special surgical  instrument  which provides precise and  non-destructive diagnosis.  The Mach-1(TM)  Mechanical Tester is a universal  mechanical testing system for  specimens  with  dimensions  between  hundreds  of microns and a few centimeters.

            For the fiscal  years ended March 31,  2000 and March 31,  2001,  we spent $2,341,697 and $3,232,074, respectively, for research and development.

1.2.        Tissue Engineering and Therapeutic Delivery Technologies

            The overall goal of tissue  engineering is the repair of diseased or injured  tissue or organs.  We use  therapeutics  to  regenerate  or heal with a functional  normal  tissue.  This is in contrast to the approach of replacing an organ with an artificial  device. It has been recognized that artificial organs, although sometimes  necessary for short-term relief,  usually have an inadequate working life expectancy. The newer approach of tissue engineering often involves the  transplantation  of living  normal  cells  that have been  expanded  in the laboratory.  The procedure of normal cell  transplantation  requires an accurate positioning  of the cell at the  site  where it is to  perform  its  therapeutic benefit.  This positioning is often  accomplished by providing existing cells an external matrix  containing new cells and facilitating the correct  placement of the new cells within the body.  Biomaterials  developed for this purpose consist of either biodegradable or  non-biodegradable  materials in a number of physical forms as films,  sponges,  beads and  polymers  containing  a large  quantity of water.  These  materials must sustain cell viability and promote normal cellular activity. Biomaterials, which do not require surgical implantation, are believed to  have  a  greater  chance  of  success  because  of  the  reduced  chance  of complications  during the  injection  procedure  and the  potential for a faster recovery and shorter hospital stay. Injectable biomaterials as carriers for cell delivery  are  therefore  an  active  area of  development  for  this  field  of application.

            We pursue our therapeutic delivery  technologies either by ourselves or in  collaboration  with a  partner.  These  technologies  aim at  effectively delivering  cells and genetic  material  for  specific  gene  therapy and at the delivery of biotherapeutic agents like proteins and peptides.

            We have  developed  three  platform  technologies,  all aimed at the promotion of tissue  repair and of the  generation  of solutions to  efficiently deliver biologically active therapeutics:

            o           BST-Gel(TM):  An injectable heat-sensitive  self-forming
                        water-based  gel for the delivery of therapeutic  agents
                        or genetic  material.  The key functionality of the gels
                        is that they are  injected  as liquid and become a solid
                        gel in the body.

            o           BST-Cargel-C(TM):  Cartilage  cells in an adhesive  heat
                        sensitive  gel for the treatment and repair of cartilage
                        defects.   These  cartilage  cells  are  delivered  with
                        biotherapeutic   agents   by  way  of  a  non   invasive
                        procedure.

            o           BST-Spheres:   A   proprietary   process   to   generate
                        microspheres for the delivery of therapeutic agents. The
                        BST-Spheres  are  free  of  organic   solvents  and  are
                        adaptable   to  a  wide  range  of   biomaterials.   The
                        BST-Spheres  can be adapted for the  delivery of a broad
                        spectrum of drug types,  from small to large  molecules.
                        The  BST-Spheres  can be used in the injectable form for
                        the  delivery  of  medications  with a long  duration of
                        action.

            BST-Gel(TM) is a family of gels that are liquid at low  temperatures and solid at the temperature of the human body. This injectable  delivery system is derived from natural sources and contains no toxic chemicals.  One of its key properties  is that it gels locally  after its  injection  in liquid form.  This forms a  reservoir  used to prolong  the action of the  therapeutic  agent.  The amounts of BST-Gel(TM) injected may be varied for different requirements,  which result in controllable residence times ranging from a few days to several weeks.
BST-Gel(TM)  requires no surgery for its  implantation.  It is biodegradable and has an adjustable composition.

            We  have  also  developed   other   specialized   gel  and  delivery
technologies that can be used in conjunction with BST-Gel(TM). These proprietary forms of delivery of therapeutic agents can have the following applications:

            o           delivery of bone-repair therapeutics;
            o           growing   of   tissues   with  or   without   cells   or
                        growth-factor   therapeutics;
            o           delivery  of  small  molecules,  peptides  and  proteins
                        produced using genetic engineering;

            o           delivery of DNA vaccines and gene therapy; and
            o           development  of  vaccines  based on the  long  sustained
                        release of antigens.

            BST-Cargel-C(TM) is a proprietary generation of bioengineered living cartilage-tissue  implants.  These cartilage-tissue  implants are developed from cells encapsulated and grown within a BST-Gel(TM)-based matrix and are delivered through a non-invasive  procedure.  A particular  formulation of the BST-Gel(TM)
maintains the cartilage  tissue  implant's  viability during the delivery period and  facilitates  the  adhesion  of the  tissues  to  the  underlying  bone  and surrounding  cartilage.  Pre-clinical  studies have shown that  cartilage  cells embedded in BST-Gel(TM)  produce a matrix having the  characteristics  of normal cartilage tissue.

            BST-Spheres  is a  proprietary  process  to  generate  polymer-based microsphere  particles,  such as proteins and peptides,  used in the delivery of biotherapeutics.  This  process  offers  several  advantages  over  the  current approach of making these microspheres which include, but are not limited to:

            o           It does  not  require  the  use of  toxic  chemicals  as
                        organic solvents or detergents;
            o           It  can be  adapted  to a wide  range  of  biomaterials,
                        whether or not biodegradable;
            o           It is  injectable  for the long  duration  of  action of
                        biotherapeutics;
            o           It can be used  with a  broad  range  of  biotherapeutic
                        types, from small to large compounds; and
            o           It may  enhance the  biotherapeutic-loading  capacity of
                        the vehicle.

1.3.        Applications for our technologies

            We are currently  conducting research to develop applications of our core technologies in the following areas.

            1.3.1       Cartilage Injuries and Diseases

            The current standard of care for the treatment of cartilage injuries consists of inducing bleeding into the cartilage defect by creating a pathway to the bone that interfaces with the damaged cartilage tissue.  The techniques used include  drilling,  microfracture  and  abrasion to  increase  blood flow to the damaged cartilage.  These techniques result in the formation of a scarred tissue with poor mechanical  stability.  As a result,  a patient must undergo  repeated treatments  and often the wear and tear on the affected joint  degenerates  into arthritis, or more popularly known in the medical field as osteoarthritis.

            Recently,  a number of new  approaches  have been  proposed  for the treatment of cartilage  injuries that aim at the  regeneration  of the cartilage tissue with  transplanted  cells.  The cells used can either be normal cartilage cells that have been expanded in a laboratory  or stem cells  selected for their ability to become normal cartilage tissue. The procedure of transplanting normal cartilage  cells is  already  marketed  in the  United  States  and  Europe.  It necessitates a complicated  surgical  procedure  involving an open knee surgery.
Although the results are encouraging,  there is a recovery process that can take more  than a year.  If the same  cells  could be  delivered  through  a  vehicle introduced in  non-invasive  procedure,  as when the cells are pushed  through a small catheter,  the expected recovery period and overall healthcare costs could be greatly reduced. The BST-Cargel-C(TM) is primarily used for this process.

            We are currently in the process of filing an Investigational  Device
Exemption  application  with  the FDA  and an  Application  for  Investigational
Testing  with the  Health  Protection  Branch of  Canada.  We will be allowed to conduct  human  clinical  testing in the  United  States if our  application  is approved by the FDA, and in Canada if our  application is approved by the Health
Protection Branch of Canada.

            1.3.2       Bone Injuries and Diseases

            We are currently  developing two simultaneous  approaches  utilizing
different  aspects  of  our  products.   We  aim  to  provide   injectable  bone
biomaterials that provide advantages over traditional bone repair methods. These advantages include, but are not limited to:

            o           minimally invasive;
            o           low-cost administration;
            o           filling and stabilizing properties;
            o           bone formation and deposition; and
            o           biological activity.

                        1.3.2.1  OssiFil

            OssiFil is a new proprietary bone grafting material consisting of an injectable  self-gelling  composite that is not hardened. The OssiFil technology combines  the  flowing/carrying  property of  BST-Gel(TM)  material and the bone formation property of calcium based minerals.  It is ideally used to form a more secure base for growth of bone tissues.

            OssiFil is mainly applied as an injectable bone defect filler.  This favors bone tissue growth in voided or emptied bone tissues. We have initiated a program to locally  apply  OssiFil  materials  to the  treatment  of weakened or fractured  bones.  We also  intend to apply  OssiFil  filling  materials  in the surgical treatment of fractured hip bones.

            A second  development of OssiFil is to  incorporate  bio-therapeutic agents that  induce the unique bone  formation  performance  to OssiFil.  We are developing a variety of OssiFil which aims to accelerate  bone  formation in the treatment of fresh fractures.

            We are currently in the pre-clinical  stage  development of OssiFil.
Upon  successful  completion  of the  pre-clinical  studies,  we  will  file  an
Investigational Device Exemption application with the FDA and an Application for
Investigational  Testing with the Health Protection Branch of Canada. We will be allowed  to  conduct  human  clinical  testing  in  the  United  States  if  our application is approved by the FDA, and in Canada if our application is approved by the Health Protection Branch of Canada.

                        1.3.2.2  OssiFix

            We are developing a new proprietary bone composite cement based upon the BST-Gel(TM) technology and the calcium phosphate technology. These series of
OssiFix bone  materials  are  injectable  and  self-hardening.  They also give a stronger  structural  integrity and  biomaterial  strength to severely  weakened bones.

            OssiFix bone substitutes are ideal materials for supporting weakened or fractured  bones that need to regain  structural  support and strength.  This technology  is used for the  treatment  of  fractures  in the  vertebra due to a decrease  in bone mass with  decreased  density and  enlargement  of bone spaces producing  porosity and fragility,  or more popularly known in the medical field as osteoporotic  vertebra. We plan to initiate the clinical application phase as soon as the OssiFil performances are optimized.

            We are currently in the pre-clinical  stage  development of OssiFix.
Upon  successful  completion  of the  pre-clinical  studies,  we  will  file  an
Investigational Device Exemption application with the FDA and an Application for
Investigational  Testing with the Health Protection Branch of Canada. We will be allowed  to  conduct  human  clinical  testing  in  the  United  States  if  our application is approved by the FDA, and in Canada if our application is approved by the Health Protection Branch of Canada.

            1.3.3       Intervertebral Disc Regeneration; BST-Disc

            A  significant  portion of the  population  suffers  from back pains between  the ages of  20-50.  This  condition  can  often be  traced  to  faulty intervertebral discs. Intervertebral discs aid in multi-directional movement and serve as a shock absorber to the body. Through time, these  intervertebral discs decrease in height which often causes hernia  and/or pain and  irritation in the surrounding nerve roots.  Conservative  treatments  include rest, heat, and pain management with  anti-inflammatory  drugs. If these  treatments do not work, the only  current  recourse is surgery.  As an  alternative,  we are  developing  an efficient non-surgical procedure that would cost much less than surgery.

            Our  goal is to  offer to the  patient  this  one last  non-surgical solution that could either permanently solve the problem,  or at least delay the surgical  intervention  by a few years.  We are developing  the BST-Disc,  a gel solution derived from our platform BST-GEL(TM). We have a patent pending on this product.  It is  injected  within the disc using a syringe,  similar to a common disc imaging procedure. The gel supports the physiological load and restores the
disc's  height  through  intrinsic   elasticity  and  reduces  pressure  on  the
intervertebral  discs.  Furthermore,  the structural integrity of this substance could limit hernia damage by preventing  extrusion of the nucleus matter through disc wall defects.

            We are currently in the pre-clinical  stage development of BST-Disc.
Upon  successful  completion  of the  pre-clinical  studies,  we  will  file  an
Investigational Device Exemption application with the FDA and an Application for
Investigational  Testing with the Health Protection Branch of Canada. We will be allowed  to  conduct  human  clinical  testing  in  the  United  States  if  our application is approved by the FDA, and in Canada if our application is approved by the Health Protection Branch of Canada.

            1.3.4       Soft Tissue Augmentation

                        1.3.4.1  BST-Fill

            Soft tissue injectable  fillers are used in cosmetic surgery to fill out lines and creases caused by aging, gravity and sun exposure. The most common fillers are collagen,  patient's own fat from another site and a variety of acid which is  viscous  and acts  like a cement  under the skin.  Both  methods  have temporary  effects that disappear within a few months,  depending on the patient and site of injection, typically within 3-6 months for fat, and up to 1 1/2 year for collagen.  In addition,  about 3% of the population is allergic to collagen, requiring that skin tests be performed before the treatment.  Other fillers have high selling prices are painful to inject and require skin tests.

            We are developing BST-Fill from our BST-GEL(TM) platform. It is easily injectable,  gels in site and  provides  substantial  mechanical  support to the surrounding  soft tissues.  It is  biodegradable  and can be adjusted to achieve
very   long-term,   or  even   permanent,   correction.   This   combination  of
characteristics  makes it an attractive  long-lasting solution for the smoothing of small  wrinkles or the correction of pronounced  defects.  Its use could even extend to the more demanding needs of reconstructive  surgery,  bridging the gap to a field that usually require surgically implanted materials.

            We have a United States patent pending on this product,  focusing on its extended residence time and considerable  mechanical  support.  We intend to file  an  Investigational  Device  Exemption  application  with  the  FDA and an
Application for  Investigational  Testing with the Health  Protection  Branch of
Canada.  We will be  allowed  to conduct  human  clinical  testing in the United
States  if our  application  is  approved  by the  FDA,  and  in  Canada  if our application is approved by the Health Protection Branch of Canada. Additionally,
we intend to initiate human clinical trials in France and Belgium.

                        1.3.4.2  BST-InHeel

            Heel pain is a common complaint that leads,  every year, about 1% of the  North-American  population  to consult a physician.  Persistent  walking or standing  discomfort  is usually  related to  thinned-out  natural heel cushions
known  as  calcaneal   fatty  pad.   This  fat  pad  cushion  plays  a  critical
biomechanical   role  in  absorbing   the  impact  of  walking  and

running by distributing the load and absorbing  energy upon impact.  It consists of interconnected pockets filled with fatty acids. Pad thickness is important to its mechanical characteristics. The fat pads normally thins out after the age of
50, but the risk of premature atrophy increases with diabetes, if the individual is overweight, or has often worn thin-sole or high-heel shoes.

            We are  developing  an  injectable  product to replenish  these feet cushions  and restore a functional  pad height.  The heel  cushioning  market is predominantly held by in-sole cushioning and other orthopedic inserts.  There is no known previous attempts to restore the in-heel  cushioning.  The obvious main market for BST-In Heel is the aging but active segment of the population.

            We have a pending  United  States patent  application  covering this product  and the  general  concept  of  restoring  the fat pad  cushion  with an injectable  solution.  We intend  to file an  Investigational  Device  Exemption application with the FDA and an Application for Investigational Testing with the
Health Protection Branch of Canada. We will be allowed to conduct human clinical testing in the United States if our  application  is approved by the FDA, and in
Canada if our application is approved by the Health Protection Branch of Canada.
Additionally, we intend to initiate human clinical trials France and Belgium.

            1.3.5       Vaccine Development

            The ability to deliver large amounts of molecules over a long period of time using the  injectable  BST-Gel(TM)  is being  explored for the sustained release of antigens for vaccine development. We are currently testing the immune response of animal models to specific  antigens  delivered by a single injection of BST-Gel(TM).  At present,  we have not filed any application  with the FDA or the Health Protection Branch of Canada.

1.4.        Material Agreements

            1.4.1.      Agreement with Polyvalor

            In October 1997, we entered into a technology  assignment  agreement with  Polyvalor  Limited  Partnership.  Polyvalor is an entity  created by Ecole
Polytechnique de Montreal for the purpose of  commercializing  the technology in which Ecole Polytechnique has an interest.  Through this agreement,  we acquired all  rights  related  to  certain  patents  and  know-how.  We  agreed to pay to
Polyvalor a royalty of 5% on our gross sales up to a maximum  cumulative  amount of  $3,000,000.  Our  subsidiary Bio Syntech  Canada,  Inc.  issued to Polyvalor
1,072,000  shares  of its  class A stock  and  granted  Polyvalor  the  right to nominate  one  director  to our  board  of  directors.  This  class A  stock  is exchangeable  on a share for share basis for our common stock and  Polyvalor has the right to nominate one director to our board of directors.

            1.4.2.      Agreements with Collaborators

            As part of our business strategy, we have formed collaborations with third parties to explore  opportunities for applications of our delivery systems to therapeutics  developed by them. Our agreements with our collaborators do not provide for any financial assistance to us.

                        1.4.2.1  Sulzer Orthopedics Biologics Inc.,
                                 Wheat Ridge, CO

            We  signed a  Non-disclosure  and  Confidentiality  Agreement  dated
February 23, 1999 with Sulzer  Orthopedics  Biologics,  Inc.  for a  feasibility study of combining bone proteins developed by Sulzer with different formulations of BST-Gel(TM) for the local  induction of bone formation.  Sulzer is developing bone proteins for several  applications in orthopedics  including  spinal fusion and  bone  fracture  repair.  Bone  proteins  were  formulated  successfully  at different concentrations in BST-Gel(TM). A first phase of pre-clinical testing revealed  cartilage and bone formation.  A second

phase study is currently under way to optimize the BST-Gel(TM) formulation.  The agreement may be  unilaterally  terminated by either party in the event that the other party  becomes  bankrupt or is judged to be insolvent by a court of law or if either  party  makes any  assignment  for the benefit of its  creditors.  The agreement  may also be  terminated  by  written  consent  of both  parties.  The non-disclosure and confidentiality  provisions of the agreement survive for five years from February 23, 1999.

                        1.4.2.2  Sulzer Orthopedics Ltd., Switzerland

            We signed a  Material  Transfer  Agreement  on  January 4, 2000 with
Sulzer  Orthopedics  Ltd.  for the study of  BST-Gel(TM)  as a carrier for human cartilage cells in the treatment of articular cartilage defects. Cell compatible
BST-Gel(TM)  formulations  are being  studied in vitro  using gels that  contain human joint cells.  The  agreement  may be  terminated on 30 days' prior written notice to the other party.

                        1.4.2.3  Reprogenesis, Inc., Cambridge MA

            We signed a Confidentiality Agreement on May 31, 1999 and a Material
Transfer  Agreement  on July 27,  1999 with  Reprogenesis,  Inc.  related to the transfer of human cartilage cells from the ear by Reprogenesis, Inc. The initial study aimed at the development of a human cartilage cell compatible  formulation of BST-Gel(TM).  This work was performed in our facilities, first in vitro where good cell  viability  was  obtained.  The  project  has now  evolved  to look at specific  cellular  events  judged  important for the behavior of these cells in vivo.  Reprogenesis is currently  developing human cartilage cells for a variety of tissue augmentation  applications for incontinence and tissue reconstruction.
The Confidentiality  Agreement and the Material Transfer Agreement terminated on
May 31,  2001  and were  not  extended.  The  non-disclosure  provisions  of the
Confidentiality Agreement survive for three years from its termination.

                        1.4.2.4  Ophidian Pharmaceutical Inc., Madison WI

            We  signed a  Confidential  Disclosure  Agreement  and a  Biological
Materials Transfer Agreement with Orphidian  Pharmaceutical  Inc. in August 1999 to evaluate the ability of BST-Gel(TM) to deliver an agent that triggers  immune response in a sustained fashion for chicken immunization. Ophidian is developing
therapeutics   based  on  egg  yolk  antibodies   produced  after  a  series  of
intramuscular or injections under the skin of a specific antigen. The process of chicken  immunization  presently  requires a labor intensive  process  involving several  injections in several  thousand  chickens.  The ability to formulate an antigen for sustained  release could  greatly  simplify the process.  As part of
Ophidian's  inflammatory  bowel disease  therapeutics  development,  it has sent
rTNF-alpha,  a growth factor, to us for initial  formulation study. A longer and more extensive  phase two project is ongoing.  Finally a phase three project has been agreed upon where the antigen  will be  presented  as genetic  material for potentially  longer  lasting  immunization  in the animal.  The  Confidentiality
Disclosure  Agreement  may be  terminated  by either  party on at least 30 days'
prior written notice to the other party.  The  non-disclosure  provisions of the
Confidentiality  Disclosure  Agreement survive for three years from August 1999.
The  Biological  Materials  Transfer  Agreement  does not  provide for events of termination.

                        1.4.2.5  Viragen, Incorporated, Plantation FL, and
                                 Viragen Ltd., Scotland

            We  signed  a  Mutual   Confidentiality   Agreement   with  Viragen,
Incorporated  on  September  2,  1999  for the  study of a  Viragen  proprietary formulation of  Interferon-alpha  Omniferon  formulated in BST-Gel(TM)  for long duration  of  action.  Viragen is  currently  developing  Interferon-alpha  as a therapeutic for the modulation of the immune system to fight viral diseases like hepatitis.  The project was initially carried on at our facilities and was aimed at studying  the  stability  and release  kinetics of  Omniferon  formulated  in
BST-Gel(TM).  After  encouraging  data,  Viragen agreed to pursue the program on formulation  in their  own  facilities.  The  non-disclosure  provisions  of the agreement  survive for five years  following the disclosure of the  confidential information.

                        1.4.2.6  Ontogeny, Inc., Cambridge MA

            We  signed  a  Confidentiality  Agreement  and a  Material  Transfer
Agreement with  Ontogeny,  Inc. on December 3, 1999 for the study of BST-Gel(TM)
as a potential  carrier for a family of proteins  that  stimulates  cell growth, known as Hedgehog. Several applications are being investigated by Ontogeny which include degeneration of the nervous system and cartilage diseases.  Formulations of  BST-Gel(TM)  were sent to  Ontogeny  where an initial  preliminary  study on inflammation  and a  functional  study  on an  animal  model  are  ongoing.  The
Confidentiality  Agreement  terminates  five years from  December  3, 1999.  The
Material  Transfer  Agreement  may be  terminated by either party on at least 30 days' prior written notice to the other party.

                        1.4.2.7  Biomet Manufacturing Corporation, Warsaw IN

            We signed a Material  Transfer  Agreement with Biomet  Manufacturing
Corporation  on February 8, 2000  regarding the possible use of BST-Gel(TM) as a carrier for a growth  factor in wound  healing and for circular DNA for specific gene  therapy.  These  projects are  expected to commence in the current  fiscal year.  Biomet has global  operations  in  orthopedics  with a number of approved devices for  therapeutic  and  diagnostic  interventions.  The  agreement may be terminated  by either  party on at least 30 days'  prior  written  notice to the other party.

1.5.        Market for our Tissue Engineering and Therapeutic Delivery
            Technologies

            The overall goal of tissue  engineering is the repair of diseased or injured  tissue  or  organs  using  therapeutics  to  regenerate  or heal with a functional  normal  tissue.  This is in  contrast  to the  current  approach  of replacing  an organ  with an  artificial  device.  Artificial  organs,  although sometimes  necessary for short-term  relief,  usually have an inadequate working life  expectancy.  The newer approach of tissue  engineering  often involves the
transplantation   of  living  normal  cells  that  have  been  expanded  in  the laboratory.  This procedure requires an accurate  positioning of the cell at the site where it is to perform its therapeutic benefit.  This is often accomplished by  providing  to existing  cells an external  matrix  containing  new cells and
facilitating   the  correct   placement  of  the  new  cells  within  the  body.
Biomaterials  developed  for this  purpose  consist of either  biodegradable  or non-biodegradable  materials in a number of physical  forms which include films, sponges,  beads  and  polymers  containing  a large  quantity  of  water.  These materials  must sustain cell  viability and promote  normal  cellular  activity.
Biomaterials, which do not require surgical implantation, are believed to have a greater chance of success. This results from the reduced chance of complications during the  injection  procedure  and the  potential  for a faster  recovery and shorter hospital stay. Injectable biomaterials as carriers for cell delivery are therefore an active area of development for this field of application.

            We believe the market  potential for both the treatment of cartilage injuries and diseases and the market for bone injuries and diseases is enormous.
Our biomaterials do not require surgical  implementation  which we believe could lead to a higher probability of success.

            Vaccine development is a field that is rapidly evolving.  One of the goals in  developing a vaccine is to provide  immunity  over a longer  period of time. As part of our research and  development  projects,  we are working on the development of a vaccine utilizing the BST-Gel technology. There are a number of companies currently working on vaccine  development.  However,  with the growing resistance of organisms to current therapy and vaccines, we expect this field to experience significant growth.

            We either work by ourselves  and in  collaboration  with partners to
develop  and  expand  our  therapeutic   delivery   program.   Our  therapteutic
technologies aim at effectively  delivering  biotherapeutic agents like proteins and peptides.  Therapeutic delivery technologies can also be utilized to address certain needs of both traditional  pharmaceutical compounds and the new class of large molecules  developed by the  biotechnology  industry.  For example,  small synthetic compounds could benefit from the local high dose delivery of a drug to enhance the therapeutic  effect on a target organ while  minimizing side effects to the body. With the advancement of  biotechnology,  new  opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of  biopharmaceutical  products based on proteins,  peptides and nucleic acids.  Drugs developed by  biotechnology  companies often cannot be delivered  orally.  This  inability to deliver  drugs orally  results from their instability in harsh conditions in the digestive tract, their limited ability to be absorbed in an active form in the intestines and their short half-life in the bloodstream.  Consequently,  many of these  drugs  can only be  administered  by frequent injections.  This may limit their clinical applications.  Consequently, new approaches to deliver these  therapeutics  to their needed site of action in the body are being developed.  With the unparalleled growth of the biotechnology industry,  there is a growing need for the development of  biomaterials  for the delivery of therapeutic agents.

            1.5.1.      Strategy

            Our  research  and  development  efforts  aim  to  develop  advanced biomaterials  for the  fast-growing  demands of the medical  and  pharmaceutical industry.  We are expanding  our in-house  research and  development  program to expedite our product  development effort. Once we have sufficient clinical data, we will be entering  into  licensing  agreements  with  partners to expedite the launch of our products.  We will continue to work with  companies  with which we have strategic collaborations to expand our research and development efforts.

            1.5.2.      Competition

            Our  products  may  compete  with  new  products   currently   under
development by others or with products that may cost less than our products. Our actual and potential  competitors include other therapeutic  delivery companies, biotechnology and pharmaceutical  companies,  academic and research institutions and  government  agencies.  Many  have  greater  name  recognition  and  greater financial,  research and development and personnel  resources than us. Many have greater experience in testing and clinical trials and in the regulatory process.

            With  respect to  therapeutic  delivery,  we are aware that  various methods  such  as  injectable,  pulmonary,  skin  based,  and  oral  methods  to therapeutic delivery have already been developed or being developed.  In regards to injectable methods, there are other companies developing microspheres for the sustained delivery of therapeutic agents. The microspheres we have developed can be adapted  for the  delivery  of a broad  spectrum  of drug  types,  from small molecules, or even living tissues.

                        1.5.2.1  Cartilage Injuries and Diseases

            In regards to cartilage injuries and diseases,  our competitors have developed an implant containing living cells. It requires  complicated open knee surgery and its efficacy and  acceptance  has been  questioned.  Other  surgical
procedures  for  repairing   localized   cartilage   lesions  include  drilling,
microfractures,  abrasion,  and using  tissue  paste.  They depend on  producing bleeding into the cartilage  defect although they are known to cause  incomplete filling of the defect, and poor tissue composition  resulting in poor mechanical properties and tissue degradation.

                        1.5.2.2  Bone Injuries and Diseases

            With  respect  to bone  injuries  and  diseases,  in  general we may encounter  competition  in the bone grafts and other bone  related  markets.  In relation to OssiFIL(TM), injectable bone forming composites based upon polymeric gels and solid Calcium  Phosphates are not so common  clinically,  although some products have been proposed.  Competitors have developed  composite gels made of collagen, including calcium phosphate mixed with polymers, which are mainly used for  orthopedic  applications  such as bone  filling  or  harvest  site  filler, fractures healing, spinal fusion and joint revision/replacement.  In relation to
OssiFIX(TM),  direct  competition  derives from  self-setting  calcium phosphate substitutes. Other competitors are high-strength polymer bone cement. Injectable calcium  phosphate  mixed with  polymers act as  cement-like  materials  are not clinically  common,  although calcium  phosphate bone cements have been proposed and are  currently  used.  OssiFIX(TM)  cement-like  material  will present some specific enhanced features such as injectability and cohesion.

                        1.5.2.3  Intervertebral Disc Regeneration

            With respect to intervertebral  disc regeneration,  we may encounter competition by the spinal surgery market.  According to Merrill Lynch's November
2000 Orthopedic Report, there has been an explosive uptake of minimally invasive systems to treat low back pains. The report further stated that in 1998,  Oratec
Interventions,  Inc., a California  based  company,  entered the spinal  surgery market with a minimal  invasive  system and has  experienced a revenue growth of
67% from January 2000 to November 2000.

                        1.5.2.4 Soft Tissue Augmentation

            In regards to soft  tissue  augmentation,  the  BST-Fill  can gain a strong position within the competitive market. Most common fillers like collagen and autologous fat transfers have temporary  effects that disappear within a few months. Moreover, other fillers have high selling prices, are painful to inject,
and  require  skin  tests.   The  BST-Fill  on  the  other  hand,   due  to  its
characteristics  is an  attractive  long-lasting  solution for the  smoothing of small  wrinkles or the  correction  of  pronounced  defects.  In relation to the
BST-InHeel,  the heel  cushioning  market is saturated with  disposable  in-sole cushions  and  orthotics.  BST-In  Heel  has  been  developed  as an easy way to replenish the natural heel cushioning through a simple injection.  It represents the first permanent therapy for heel pad thinning.  The main competitors in this market are solely manufacturers of shoe inserts and orthotics.

            Our  product   candidates  may  not  gain  market  acceptance  among
physicians, patients, healthcare payors and the medical community. The degree of market  acceptance of any product candidate that we may develop will depend on a number of factors, including:

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

            1.5.3.      Pricing

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

1.6.        Instrumentation

            We have  developed two products in our  instrumentation  division to date.  First, we have developed the  ARTHRO-BST(TM),  an  arthroscopic  device providing precise and non-destructive  diagnosis of articular cartilage quality.
Secondly,  we have also developed the Mach-1(TM)  Mechanical Tester, a universal mechanical  testing system for specimens  with  dimensions  between  hundreds of microns and a few centimeters. These instruments are closely related to our work on cartilage.

            1.6.1       The ARTHRO-BST(TM)

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

            The  ARTHRO-BST(TM) is based on an innovative and robust design that allows simple  application of small  indentation  compression  and collection of resulting electrical signals indicative of cartilage function.

            The ARTHRO-BST(TM) is composed of five distinct units:

            o           a disposable sterilized tip consisting of
                        microelectronic circuits on a thin aluminum substrate
                        that is adhered to a stainless steel support providing a
                        connection with the handle;
            o           an ergonomically designed handle;
            o           an electrical circuit for the acquisition of electrical
                        signals, including a pre-amplification and
                        digitalization circuit inside the handle and an
                        interface circuit exterior to the handle;
            o           software for the acquisition of electrical signals and
                        for the analysis and interpretation of data to quantify
                        cartilage quality; and
            o           a computer system.

            A  fully  functional  clinical  version  of the  ARTHRO-BST(TM)  was presented at the third meeting of the International  Cartilage Repair Society in
Sweden in April 2000. In comparison with tissue stiffness,  streaming potentials measured showed almost identical  behavior for the normal and degraded cartilage explant. The simplicity of the technique for the assessment of cartilage quality was demonstrated.

            Market

            The target  market  has two  sectors:  research  and  clinical.  The research market is composed of  pharmaceutical  and  biotechnology  companies in addition to academic  research groups working on therapeutic  products for joint disorders  or  procedures  for  cartilage  repair.  There are  several  research projects in the areas of arthritis and joint repair and it is regularly publicly acknowledged  that a major impediment to the  understanding of joint disease and the development of therapeutic  products is the lack of an objective  diagnostic test to follow non-destructively the evolution of cartilage quality.

            The  clinical  market is  potentially  much  larger.  It consists of orthopedists practicing minimally invasive arthroscopic surgery who also require a  means  of  objectively  evaluating  cartilage  quality  in  patient's  knees.
Currently,  arthroscopists  use subjective and relatively  uncertain  methods of visual  inspection  and manual probing by feeling  stiffness to judge  articular cartilage quality.

            Competition

            To our knowledge,  there are currently no competing  technologies to respond to the demand for  functional  non-destructive  evaluation  of articular cartilage.  Most instruments  currently under research and development are based on  mechanical  measurements  of the cartilage  stiffness  instead of electrical measurements of streaming potentials.

            The ARTHRO-BST(TM) is based on a different technology that overcomes the major difficulties with the control of the compression  amplitude applied to cartilage and the orientation of the indentor tip relative to cartilage surface.

Instead of measuring the tissue stiffness, the ARTHRO-BST(TM) measures streaming
potential   generated  during   compression  of  the  tissue.   Two  dimensional
microelectronic  circuits  placed  on a  non-planar  surface  permit  a  precise determination  of the contact  distribution  of the indentor with the cartilage, the  compression  amplitude  and  velocity  applied  to the  cartilage,  and the orientation  of the indentor  relative to cartilage  surface.  Furthermore,  the sterilized indentor tip is disposable to minimize disease transmission.

            Regulatory Approval

            We currently  expect that the  ARTHRO-BST(TM)  will be classified by
FDA as a Class II medical  device  because of the low risk  associated  with its use. Because the  ARTHRO-BST(TM) can be considered  substantially  equivalent to existing  devices  used  for  cardiovascular  and  neurological  diagnoses  with electrodes,  we expect to submit a Pre-Market  Notification to the FDA following clinical  testing.  However,  the FDA  may  reclassify  the  device  or  request additional  information if it determines that the  application  does not satisfy its regulatory approval criteria.  We expect to initiate the filing process once we have completed our compliant facilities.

            The  ARTHRO-BST(TM)  is classified as a Class I device in Europe. We are in the process of obtaining a European Community marking on the product.

            Manufacturing

            If and when all necessary regulatory approvals are obtained, we plan to  manufacture  up to 200  units  per year of the  ARTHRO-BST(TM)  using  our current facilities and certain  subcontractors for some specialized  components, such as the electronic acquisition card. The production of disposable sterilized tips can be easily obtained using commercial microelectronic  laboratories.  The fabrication uses conventional  methods and all the  instrumentation  required is available  in our  facilities.  Once a final  design  for the  electrode  tip is completed,  it should be  possible  to  transfer  production  to one of  several subcontractors  located near our offices with  approved  industrial  and quality standards.

            New infrastructures will be required for large-scale  production.  A decision  will be by the end of fiscal  year ending  March 31,  2002  whether to acquire additional  facilities (subject to additional financing) or to establish a production alliance with a large manufacturer of orthopaedic instruments.

            Distribution and Marketing Strategy

            Upon  validation  of the  technology,  we  intend to  introduce  the
ARTHRO-BST(TM) to the market through demonstration of its efficacy for cartilage
evaluation,   through   collaborations   with   leading   clinical   orthopaedic
researchers,  and through the inclusion of the ARTHRO-BST(TM) in clinical trials of  arthritis  drugs.  During the fiscal  year  2002,  BioSyntech  plans to have several  functioning  clinical  devices  available for  distribution to selected leading researchers in clinical orthopaedics. Through collaborative efforts with these researchers,  the  ARTHRO-BST(TM)  will be publicized in presentations and publications  of these  studies and a demand  should be created in the  research programs of other academic and industrial  research  groups.  We plan to support this strategy with data from clinical trials to demonstrate the objective nature of the method and its sensitivity and  specificity  for cartilage  quality.  The recently formed Canadian Arthritis Network of Centres of Excellence could assist by providing  clinical trials to  pharmaceutical  companies with arthritis drugs and allowing us to participate  in these trials by providing  objective data for drug evaluation.  Our dual strategy involving collaboration with leading opinion makers and by providing  statistically  sound scientific  studies should provide the basis for market penetration.

            We expect to rely on the  distribution  and sales network of a major partner to generate sales.

            1.6.2       The MACH-1(TM) Mechanical Tester

            Description

            The Mach-1(TM)  Mechanical Tester is a universal  mechanical testing system for  specimens  with  dimensions  between  hundreds  of microns and a few centimeters.  Typical  applications  for the  Mach-1(TM)  are in the  mechanical characterization  of tissues,  pharmaceuticals,  polymers,  gels,  adhesives and food.  The  instrument  allows  the  characterization  of  stiffness,  strength, modulus, viscosity,  plasticity, hardness, adhesion, swelling and relaxation and use of controlled  force with load and displacement  control tests.  Some of the features of the Mach-1(TM) are:

            o           Chambers for compression,  tension, indentation, bending
                        and other test configurations are mounted on a platform,
                        which is controlled to within 25 nanometers;

            o           Load cells are  interchangeable  to allow  maximum loads
                        between  0.15 kg to 10 kg with  load  precision  being 1
                        part in 20,000 of the maximum with a 10mg minimum;

            o           The test system can be placed either in an incubator for
                        testing or in mechanical  stimulation sterile controlled
                        environments, like cell culture conditions;

            o           Sophisticated  and flexible software allows execution of
                        stress   relaxation,   ramp,   sine  wave  movement  and
                        controlled   force  tests  in   automated   user-defined
                        sequences;

            o           Sophisticated analysis software; and

            o           Options include visualization of specimen during testing
                        with cameras,  motorized control of specimen position on
                        the  actuator,   and  electric  field  detection  during
                        testing.

            Market

            The market potential for the Mach-1(TM) is as follows:

            o           Biomaterials and biological tissues characterization and
                        stimulation   in   controlled    environments.    Cells,
                        ligaments,  collagen,  skin, bone,  synthetics,  animals
                        containing extra or modified genes;

            o           Polymers  and  gels   stability,   strength,   adhesion,
                        brittleness,   cohesion,  flexibility,   friction,  peel
                        strength,  viscosity,  elasticity.   Adhesives,  elastic
                        substances  resembling  rubber,  polymers  containing  a
                        large quantity of water, glue, latex;

            o           Pharmaceuticals  mechanical properties,  degradation and
                        swelling,  simulation of physiological condition such as
                        gastrointestinal  conditionals,   pills,  drug  delivery
                        systems; and

            o           Food,  pulp and paper,  electronic  packaging and others
                        mechanical  properties,   texture  analysis,  electronic
                        components,   wires,  fibers  optics,  films,  packaging
                        material,  spring,  switches,  tapes,  cosmetics,  foam,
                        sponges.

            Market  potential  of  the  Mach-1(TM)  also  includes  conventional segments  of  mechanical  testing.  Given  the  specificity  of this  equipment,
BioSyntech does not expect that a significant market will develop for it.

            Competition

            The price of other bench-top  mechanical  testers is around $20,000.
While we offer  complete  systems at this  price,  we also  offer more  enhanced versions that we can sell for up to $50,000.  These  high-end  systems can offer sub-

micron  resolution,   multi-axis   simultaneous  motion,  or  other  specialized
features.  With our different  versions,  we cover a broad range of applications and also offer custom system configurations for specific needs. Companies in the mechanical  testing industry sell large mechanical testers that serve industries such as the automobile industry and the aerospace industry whereas,  the Company has an acquired  expertise and  specialization in tissue engineering and testing of biomaterials.

            Regulatory Approval

            The Mach-1(TM)  Mechanical Tester is not a medical device and is not subject to FDA or other regulatory approval.

            Manufacturing

            Given  the  small  market  for this  product,  we  expect to be in a position to fulfill  potential  demand of up to approximately 10 units per month in our  facilities.  We could  eventually  rely on the  distribution  and  sales
network  of  a  major  partner  to  generate   sales,  in  which  case  adequate
manufacturing capacity would have to be established.

            Distribution and Marketing Strategy

            We intend to use direct  sales and direct  support as a way to reach and serve  customers.  Talking directly to customers will enable us to know them and their needs and to establish  dialogue  that will enhance the trust they put in our products.  We could eventually rely on the distribution and sales network of a major partner to generate additional sales.

1.7.        Patents and Proprietary Rights

            Our success  will be  dependent,  in part,  on our ability to obtain patent  protection for our product  candidates  and those of our  collaborators, maintaining trade secret  protection and operating  without  infringing upon the proprietary rights of others.

            We  have  a  proprietary  portfolio  of  patent  rights  and  patent applications.  We have been  issued two patents  and have filed  several  United
States and  international  patent  applications  directed to the  composition of matter as well as processes of preparation and methods of use. Our United States patents will expire between 2018 and 2020.

            We plan to protect our proprietary position by filing United States,
Canada and foreign patent  applications  related to our proprietary  technology, inventions  and  improvements  that  are  important  to the  development  of our business.  The patent position of  biopharmaceutical  companies involves complex legal and factual  questions.  The enforceability of patents cannot be projected
with  certainty.   Patents,  if  issued,  may  be  challenged,   invalidated  or
circumvented,  and may fail to provide any protection against  competitors.  Our pending  patent  applications,  those which we may file in the future,  or those which we may license from third parties, may not result in patents being issued.
If patents were issued,  they may not provide us with proprietary  protection or competitive advantages against competitors with similar technology.  Competitors may independently  develop similar technologies or duplicate any technology that we have  developed.  The laws of certain  foreign  countries  do not protect our intellectual  property  rights to the same  extent as do the laws of the  United
States and Canada.

            We also rely on trade secrets, know-how and technology, which we try to protect by entering into  confidentiality  agreements  with parties that have access to it, which include  corporate  partners,  collaborators,  employees and consultants.  Any of these  parties may breach their  agreement and disclose our confidential information. Our competitors might also learn of the information in some other way.

1.8.        Government Regulation

            The manufacture and marketing of pharmaceutical products and medical devices in the United States and in Canada require the approval of the FDA under the Federal  Food,  Drug and  Cosmetic Act and the Health  Protection  Branch of
Canada,  respectively.  Similar approvals by comparable agencies are required in most foreign countries. These agencies have established mandatory procedures and safety  standards that apply to the  pre-clinical  testing and clinical  trials, manufacture  and  marketing  of  pharmaceutical  products  and medical  devices.
Pharmaceutical  manufacturing  facilities are also regulated by state, local and other authorities.

            As an initial step in the regulatory approval process for a new drug product, pre-clinical studies are typically conducted in animal models to assess a drug's  efficacy and to identify  potential  safety  problems.  The results of these  studies must be submitted  to the FDA as part of an  Investigational  New
Drug application,  before proposed clinical testing can begin. Usually, clinical testing  involves a three-phase  process.  Phase I trials are  conducted  with a small  number of subjects  and are  designed to provide  information  about both product  safety and the expected dose of the drug.  Phase II trials are designed to provide additional  information on dosing and preliminary evidence of product efficacy.  Phase  III  trials  are  large  scale  studies  designed  to  provide statistical  evidence  of  efficacy  and  safety in humans.  The  results of the pre-clinical  testing and clinical trials of a  pharmaceutical  product are then submitted to the FDA in the form of a New Drug Application,  or for a biological product in the form of a Product License  Application,  for approval to commence commercial sales.  Preparing applications involves considerable data collection, verification, analysis and expense. In responding to an application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application  does not satisfy its regulatory  approval criteria.

            In the case of a medical device,  pre-clinical-study results must be submitted  to the FDA as  part of an  Investigational  Device  Exemption  before clinical testing can begin. Phase I, II, and III trials can then be conducted to provide safety,  efficacy,  and  method-of-use  information.  The results of the pre-clinical  testing and clinical trials of a medical device are then submitted to the FDA in the form of a Pre-Market  Notification  for most Class I and Class
II devices, or a Pre-Market Approval request for most Class III devices. Medical devices are classified  depending upon the level of regulatory  control required to provide reasonable  assurance of their safety and effectiveness.  In general, non-critical devices or new devices substantially equivalent to existing devices fall into  Classes I or II.  Class III devices are those for which  insufficient information  exists to determine that general controls are sufficient to provide reasonable assurance of their safety and effectiveness.

            The possible  future uses of  BST-Gel(TM)-related  biomaterials  are several  and are  expected  to  fall  into a  number  of  different  categories.
Depending   on   a   proposed   application,   the   FDA   might   designate   a
BST-Gel(TM)-related  biomaterial  as a new  drug,  new  medical  device,  or new additive.

            We currently expect that the ARTHRO-BST(TM), will be classified as a
Class II medical device because of the low risk associated with its use. Because the  ARTHRO-BST(TM)  can be  considered  substantially  equivalent  to  existing devices used for cardiovascular and neurological  diagnoses with electrodes,  we expect  to  submit  a  pre-market  notification  to the FDA  following  clinical testing.  However,  the FDA may  reclassify  the  device or  request  additional information,  if it  determines  that  the  application  does  not  satisfy  its regulator approval criteria.

            This  regulatory  process can require many years and the expenditure of substantial  resources.  Data obtained from pre-clinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent
FDA approval. In addition,  changes in FDA approval policies or requirements may occur or new  regulations  may be  promulgated,  which  may  result  in delay or failure to receive FDA approval.  Similar  delays or failures may be encountered in Canada and in foreign countries.

            A  prospective  manufacturer's  quality  control  and  manufacturing procedures must conform on an ongoing basis with good manufacturing practices as defined by the FDA. The development of a compliant  manufacturing  establishment for BST-Gel(TM)-related  biomaterials will be a multi-step process consisting of designing and building the necessary

facilities,  purchasing and installing the ancillary  equipment,  and validating the facilities and equipment.  Simultaneously,  process development and scale-up as well as testing,  measuring  and quality  control will be done to supply test material  and data  critical to the  clinical  program.  Before  approval of our application,  the FDA will perform a prelicensing  inspection of the facility to determine  its  compliance.  After our  facilities  are  licensed,  they will be subject to periodic inspections by the FDA.

            We are also subject to various laws and regulations relating to safe working conditions,  laboratory and manufacturing practices, experimental use of animals and use and disposal of hazardous or potentially  hazardous  substances,
including   radioactive   compounds  and  infectious  disease  agents,  used  in
connection  with our research.  Compliance  with  existing laws and  regulations relating to the protection of the environment is not expected to have a material effect on BioSyntech's operations.

1.9.        Employee Growth

            As of March 31, 2001, we had 37  employees,  of whom 23 were engaged in research and development and 14 were engaged in corporate and  administrative activities.  Except for two employees in our research and  development  team who are involved in the manufacture of the Mach1(TM)  Mechanical  Tester, we have no other employees  involved in the manufacture of our products.  We anticipate our total employee count to be approximately 37 to 40 employees by the end of fiscal year 2002.

            Our success  depends on the  services of key  employees in executive and research and development positions, notably our Chairman of the Board, Chief
Executive Officer and President, Dr. Selmani. The loss of the services of one or more  of  our  key  employees  could  have  a  material  adverse  effect  on our operations.

1.10.       Brief History and Issuance of Exchangeable Class A Preferred Stock

            We were incorporated in the State of Nevada in December 14, 1994 and became a  publicly-traded  corporation  without  operations in August 1999.  Bio
Syntech Ltd. was founded in 1995 by Dr. Amine Selmani as a Quebec corporation.

            Pursuant to an Amalgamation Agreement and related agreements,  dated
February 15, 2000 by and among us, our then  wholly-owned  subsidiary  9083-5661
Quebec Inc., Bio Syntech Ltd., and the former  stockholders of Bio Syntech Ltd.,
9083-5661  Quebec Inc. and Bio Syntech Ltd.  were merged into one company  under the name of Bio Syntech  Canada Inc. as of February 29, 2000.  Consequently,  we
became  the  record and  beneficial  owner of all of the issued and  outstanding shares of Bio Syntech  Canada's Common Stock and the former  stockholders of Bio
Syntech Ltd. were issued non-voting  exchangeable shares of Bio Syntech Canada's class A stock. The class A stock is exchangeable on a share-for-share  basis for an  aggregate of  15,177,036  shares of our common stock which are held in trust under the terms of an  Exchange  and Voting  Agreement  by and among us,  Pierre
Barnard as trustee, Bio Syntech Ltd. and 9083-5661 Quebec Inc.

            Under  the  terms  of  the  Exchange  and  Voting  Agreement,   each
beneficial holder of class A stock has voting rights in that number of shares of our common  stock  equal in number to the number of shares of class A stock held by such holder.  Consequently,  upon completion of the  transaction,  the former stockholders  of Bio  Syntech  Ltd.  held,  through  Pierre  Barnard as trustee, securities with voting rights equal to  approximately  55.7% of the total voting power of the  outstanding  shares  of our  common  stock.  As of June 15,  2001, primarily  because of  subsequent  sales of our  shares,  the shares held by the trustee  accounted  for  approximately  52% of the  total  voting  power  of the outstanding  shares of our common stock.  At such time as the holders of class A stock may exchange  such shares for shares of our common  stock,  they will have the right to direct the disposition of such shares of common stock.

            The  sole  source  of  consideration  for  issuance  to  the  former stockholders  of Bio Syntech  Ltd. of the class A stock was the  exchange of the
Bio Syntech Ltd.  shares they held. At such time as the former  stockholders  of
Bio  Syntech  Ltd.  may  exchange  their  class A stock for shares of our common stock, the sole source of  consideration  for the transfer to them of the shares of our common stock will be such class A stock.

            Copies of the share  exchange  agreement  and  related  transactions documents  are  incorporated  by reference as exhibits to this annual  report on
Form 10-KSB.

1.11.       Risk Factors

            We operate in a rapidly changing  environment that involves a number of  risks,  some of which are  beyond  our  control.  The  following  discussion highlights the most material of the risks.

            Since our inception,  we have incurred  losses and we expect that we will incur more losses for the foreseeable future. We also may never become profitable.

            As of March 31, 2001 our accumulated deficit was $12,670,258. We had net operating  losses of $5,015,134  and  $3,240,283  for the fiscal years ended
March  31,  2001 and March 31,  2000,  respectively.  These  losses  consist  of research  and  development  costs and general and  administrative  expenses.  We expect to have  substantial  additional  expenses over the next several years as our research and  development  activities and the process of seeking  regulatory approval of our products,  including clinical trials, accelerate.  Because we do not expect to have  significant  revenues  from the sale of products for several years, if ever, we expect that those expenses will result in additional losses.

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

            We may not  achieve  any or all of these  goals  and are  unable  to predict whether we will ever achieve significant revenues or profits. Even if we receive regulatory approval for one or more of our products,  we may not achieve significant commercial success.

            We will need  additional  financing  to continue our  operations  in fiscal year 2003 and will need substantial funds before we are profitable.

            Based on our current  operating  plan,  we estimate that the cash on hand and  anticipated  receipts will fund our operations  into fiscal year 2003.
Accordingly, in fiscal year 2003 we will need additional financing. If we do not receive  additional  financing,  we will reassess our  operating  plan to reduce expenses.  In addition,  we need to raise substantial amounts of money if we are ever to become  profitable.  If sufficient  financing is unavailable on a timely basis,  we will have to  curtail  development  programs  or  transfer  rights in products  that could later prove to be of great value.  The financing we require and when we will spend it, will depend, in part, on:

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

            We will seek funds by issuing equity and debt securities and through arrangements with our collaborative  partners. We currently have no commitments, agreements  or  understandings  regarding  additional  financing  or any current funding arrangement with any of our collaborative  partners and we may be unable to obtain additional  financing or enter into a funding  arrangement with any of our collaborative  partners on satisfactory terms, or at all. In addition, if we issue equity securities,  our present  stockholders will suffer dilution.  If we issue debt securities,  we will face the risks  associated with debt,  including rises in interest rates and  insufficient  cash flow to pay the principal of and interest on our debt securities.

            There are factors  beyond our control  that may prevent our delivery technologies  from producing  safe,  useful or  commercially  viable products. Accordingly, we may never become profitable.

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

            If  the  Food  and  Drug   Administration   does  not   approve   or
            significantly  delays  the  approval  of  our  therapeutic  delivery products, we may be unable to continue operations.

            FDA approval is required to  manufacture  and market  pharmaceutical products in the United States. The process to receive this approval is extensive and includes  pre-clinical testing and clinical trials to demonstrate safety and efficacy,  and a review of the  manufacturing  process to ensure compliance with good  manufacturing  practices.  This  process  can last many  years and be very costly and still be  unsuccessful.  The  length of time  necessary  to  complete clinical  trials and  receive  approval  for  product  marketing  by  regulatory authorities  varies  significantly by product and indication and is difficult to predict.  If the Food and Drug  Administration does not approve or significantly delays the approval of our therapeutic  delivery  products,  we may be unable to continue  operations.  FDA approval  can be delayed,  limited or denied for many reasons, including:

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

            We currently  do not have any product that has been  approved by the
FDA.  We are  currently  in the  process  of  filing an  Investigational  Device
Exemption  application  with  the FDA  and an  Application  for  Investigational
Testing with the Health  Protection  Branch of Canada for our  BST-Cargel-C(TM).
Additionally,  once we complete our pre-clinical stage  development,  we plan to make the same applications for the following products:

            o           OssiFil;
            o           OssiFix;
            o           BST-Disc;
            o           BST-Fill; and
            o           BST-InHeel.

            We will be allowed to conduct human  clinical  testing in the United
States  if our  application  is  approved  by the  FDA,  and  in  Canada  if our application is approved by the Health Protection Branch of Canada.

            If our present and future  arrangements  with our  collaborators and licensees are unsuccessful,  we may be unable to continue operations due to substantial additional operating costs.

            We are designing  delivery systems for medications and drug products that are protected by our licensees' or collaborators'  patents.  In some cases, we depend on these parties to conduct  pre-clinical  testing and clinical trials and in the  future,  we may seek to have  these  parties  fund  our  development programs.  Our agreements  with our  collaborators  currently do not provide for
financing.   If  we  are  unable  to  reach  satisfactory  agreements  with  our collaborators or with third parties, we would incur substantial additional costs and would experience  substantial delay in commercializing most of our products.
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

            If we are involved in a costly litigation to protect our proprietary rights,  the cost may  have a  material  effect  on our  results  of operations. We may also be prevented from selling our products.

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

            We can protect our proprietary rights from unauthorized use by third parties only if these rights are covered by valid and enforceable patents or are effectively  maintained  as trade  secrets.  We try to protect  our  proprietary position by filing United  States,  Canadian,  and foreign  patent  applications related to our  proprietary  technology,  inventions and  improvements  that are
important  to  the   development  of  our  business.   The  patent  position  of
biopharmaceutical

companies  involves  complex  legal and  factual  questions.  Enforceability  of patents  cannot  be  projected  with  certainty.  Patents,  if  issued,  may  be challenged, invalidated or circumvented. Any patents that we own or license from others  may  provide no  protection  against  competitors.  Our  pending  patent applications,  those we may file in the  future,  or those we may  license  from third parties, may not result in patents being issued. If patents do issue, they may not provide us with proprietary protection or competitive advantages against competitors with similar  technology.  Also,  others may  independently  develop similar  technologies or duplicate any technology  that we have  developed.  The laws of certain  foreign  countries  may not protect our  intellectual  property rights to the same extent as the laws of the United States.

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

            Protecting our proprietary  rights  involves a significant  level of resources.  Although we have  provided for the costs of applying for patents and trade marks,  our results of  operations  may be  materially  affected if we are involved in a costly  litigation  in the process of protecting  our  proprietary rights.  We may also be prevented  from selling our products if such  litigation ensues.

            We may be subject to product liability claims.

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

            Foreign exchange  fluctuations of the Canadian Dollar may affect our financial  performance,  because it is not  cost-effective for us to enter into forward contracts or currency options.

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

            Our common stock  currently  is, and may continue to be,  subject to additional  regulations  applicable to lower priced  securities that may reduce the trading volume of our shares and may also reduce your ability to resell the shares later.

            Our common stock may be subject to a number of regulations  that can affect its price and your ability to sell it. For example,  Rule 15g-9 under the
Exchange Act may apply to our common  stock.  This rule imposes  sales  practice requirements on broker-dealers  that sell low priced securities to persons other
than  established  customers  and  institutional   accredited   investors.   For
transactions  covered  by  this  rule,  a  broker-dealer  must  make  a  special suitability  determination  for the purchaser and have received the  purchaser's written consent to the transaction.

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
Finally,  monthly statements must be sent disclosing recent price information on the  limited  market in penny  stocks.  Consequently,  the penny stock rules may restrict the ability of broker-dealers to sell our common stock. The penny stock rules  will  not  apply if the  market  price  of our  common  stock is $5.00 or greater.  These  requirements  may reduce the level of trading  activity  in any secondary  market for our common stock and may  adversely  affect the ability of broker-dealers  to sell our  securities.  This may also affect  your  ability to resell  our  shares of common  stock in the  future if the  market  price of our common stock remains below $5.00.

            We may not accurately  predict  business  trends which  consequently makes our forward looking statements incorrect.

            This annual report includes  forward-looking  statements  within the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934. The words "believe", "anticipate",  "estimate",
"expect" or words of similar import identify these  forward-looking  statements.
These  forward-looking  statements are contained  principally under the headings
"Summary",  "Risk Factors",  "Management's  Discussion and Analysis to Financial
Condition  and Results of  Operations"  and  "Business".  Although we have based these forward-looking statements on management's analysis of the business trends in the biotechnology industry,  these forward-looking  statements are subject to risks and  uncertainties.  Our actual  results  may differ  materially  from the expectations  expressed by these forward-looking  statements.  Important factors that may  cause  actual  results  to  differ  materially  from the  expectations reflected in the forward-looking  statements include,  but not limited to, those set forth below:

            o general economic, business and market conditions;
            o customer acceptance of new products; and
            o the occurrence or nonoccurrence of circumstances beyond our control.

            All   subsequent   written  and  oral   forward-looking   statements
attributable  to us are expressly  qualified in their entirety by the cautionary
statements.   We  caution   readers  not  to  place  undue   reliance  on  these
forward-looking statements,  which speak only as of their dates. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

1.12.             Currency Exchange Rates

            All dollar  amounts  stated in this  annual  report are in  Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated,  the rates at the specific date for the Canadian dollar per one U.S. dollar,  each expressed in Canadian dollars and based on the noon buying  rate in New York City for cable  transfers  in Canadian  dollars as certified for customs purposes by the Bank of Canada:

Rate at filing date                                             1.5351

                                                                  2000                                    2001
                                                                  ----                                    ----
Rate at end of period (March 31)                                1.4494                                   1.5763

Period                                                     High for the period                     Low for the period
------                                                     -------------------                     ------------------

May 2001                                                        1.5448                                   1.5377
April 2001                                                      1.5621                                   1.5545
March 2001                                                      1.5618                                   1.5538
February 2001                                                   1.5392                                   1.4936
January 2001                                                    1.5160                                   1.4936

December 2000                                                   1.5458                                   1.5002

Period                                              Average for the period
------                                              ----------------------

Fiscal year ended March 31, 2000                                1.4710
Fiscal year ended March 31, 2001                                1.5040

ITEM 2.     PROPERTY

            We have our  administrative  and commercial offices and research and development  facility at 475  Armand-Frappier  Boulevard,  a 20,000- square-foot building in Laval  (Quebec),  in the Greater  Montreal  Area.  We purchased  the building  in July 2000 at a price of  $1,200,000.  We  previously  leased  these facilities at a net rental of $14,000 per month.

            Our  facilities  are designed to be  upgradeable  to comply with FDA requirements,  while additional space will be devoted in the future to sites for operations  compliant with the FDA's good manufacturing  practice standards.  We intend to initiate  the  necessary  work to comply  with the good  manufacturing practice  standards at an estimated cost of  $3,500,000,  of which we anticipate that only a minimal  amount will be expended in the fiscal year ending March 31,
2002.  We will only  expend more than a minimal  amount if we obtain  additional financing.

ITEM 3.     LEGAL PROCEEDINGS

            There is no action or  investigation  pending or, to our  knowledge, threatened against us, except as described below:

            Marie-Claire  Pilon, our former Chief Executive Officer and a member of our Board of  Directors,  commenced an action on January 23, 2001 in Superior
Court,  Province of Quebec,  District of Montreal,  against  BioSyntech  and our
Chairman of the Board,  Dr. Amine  Selmani.  Ms. Pilon alleged that as our Chief
Executive  Officer,  she was  wrongfully  dismissed  and is seeking  $223,590 in compensation  allegedly  due,  $20,000  for  punitive  damages  and  $15,000 for additional damages. BioSyntech and Dr. Selmani deny these allegations and intend to vigorously defend this action.

            Robert Conyers, a former employee of Bio Syntech Ltd.,  commenced an action on November 16, 1999 in Superior Court,  Province of Quebec,  District of
Montreal,  against  Bio Syntech  Ltd.  and its then  Chairman of the Board,  Dr.
Selmani. Mr. Conyers alleged that he was wrongfully dismissed as an employee and is seeking $96,581 in compensation allegedly due, the issuance to him of 100,000 shares of class A stock that were  subject to an option that was alleged to have been granted to him and $25,000 in punitive damages. On May 25, 2001, a decision was  rendered  with respect to this action.  As a result of this  decision,  Mr.
Conyers  was  awarded  seven  months  of  salary  plus  100,000  shares  of  our subsidiary's  Common Stock. The total dollar value of the award is approximately
$160,000 and was recorded as an expense in the year-ended March 31, 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

                                     PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            Our  common  stock has been  eligible  for  trading  on the Over The
Counter  Electronic  Bulletin  Board since the third  quarter of the fiscal year ended March 31, 2000. The following  table sets out the high and low closing bid prices  of our  common  stock  during  the  periods  indicated.  Prices  reflect inter-dealer  prices,  without retail mark-up,  mark-down or commissions and may not necessarily represent actual transactions.

              Fiscal Year           Quarter           High (US $)          Low (US $)
              -----------           -------           -----------          ----------

                  2000             4th quarter          $8.5625              $3.7500
                  2001             1st quarter          $5.5000              $3.0000
                                   2nd quarter          $4.9375              $2.5938
                                   3rd quarter          $2.7656              $0.8750
                                   4th quarter          $1.6875              $0.6250

            According  to  information  furnished to the Company by the transfer agent for the Common Stock, as of June 15, 2001, there were 61 holders of record of the Common Stock, including depositories.

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

            We filed a registration  statement on Form SB-2, Commission File No.
333-45756, which the Securities and Exchange Commission declared effective as of
May 8, 2001.  The  registration  statement  relates to an aggregate of 7,537,036 shares  of our  common  stock  that may be sold from time to time by some of our selling  stockholders.  These  shares  are  issuable  upon  the  exchange  on  a one-to-one  basis of class A stock of our subsidiary,  Bio Syntech Canada,  Inc.
Although we paid the registration expenses of these shares,  including legal and accounting  fees,  we do not receive any proceeds from the sale of the shares of our common  stock  referred  to in the  registration  statement  and all the net
proceeds  from  such  sales  go  to  the  selling   stockholders.   The  selling
stockholders  have been  offering the shares of our common stock  referred to in the registration statement since May 9, 2001.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The   discussion   in   this   report   on  Form   10-KSB   contains
forward-looking  statements that involve risks and uncertainties.  The Company's actual results may differ materially from those discussed  herein.  Factors that could cause or contribute to such differences  include,  but are not limited to, those discussed in the section  entitled "Risk Factors" of this report,  as well as those risks discussed in this section and elsewhere in this report.

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

            To date, we have incurred substantial losses from operations, and as of March 31, 2001, had an accumulated deficit of $12,670,258. We expect to incur substantial  operating expenses in the future to support our product development efforts and expand our technical and management personnel and organization.

Results of Operations

            The following  table sets forth  certain  items in our  consolidated statements of operations for the fiscal years ended March 31, 2001 and 2000. The amounts are in thousands of CDN $.

                                                             Fiscal Years Ended
                                                                  March 31,
                                                             2001            2000
                                                             ----            ----

Sales                                                      $144.4             $0
Cost of sales                                                67.0              0
                                                         --------         --------
Gross profit                                                $77.4             $0
Operating Expenses:
   Research and development                              $3,232.1         $2,341.7
   Investment tax credits                                  (299.2)          (676.9)
   General and administrative (Net of Grants)             2,948.5          1,163.7
Amortization of property, plant and equipment               149.1            178.2
                                                         --------         --------
Total operating expenses                                 $6,030.5         $3,006.7
                                                         --------         --------
Loss from operations                                     $5,953.1         $3,006.7
Interest income                                            (485.5)           (18.6)
Interest expense                                             46.2            198.4
Loss (Gain) on foreign exchange                            (498.6)            53.8
                                                         --------         --------
Net loss                                                 $5,015.2         $3,240.3

Results of Operations for the Fiscal Years Ended March 31, 2001 and 2000.

Sales

            During the year ended March 31,  2001,  we had sales of 3 Mach-1(TM)
units for an aggregate revenue of $144,358 and a net loss of $5,015,134 compared to sales of zero and a net loss of $3,240,283 for the year ended March 31, 2000.

            Loss per share was $0.17 for the year ended March 31, 2001, compared to $0.23 per share for the year ended March 31, 2000.

Operating Expenses

            Research and development expenses were $3,232,074 for the year ended
March 31, 2001  compared to  $2,341,697  for the year ended March 31, 2000.  The increase of $890,377 in research and  development  expenses is  attributable  to
acquisition  of  research  and  development  equipment  ($944,756),   hiring  of
additional   researchers  and  affiliated  expenses  ($583,559),   the  cost  of
pre-clinical  toxicological  studies  ($285,129),  the research and  development
activities  with  our  corporate  collaborators  ($54,832),   royalty  fees  for
technological  rights ($7,218),  our own in-house programs ($81,216) and reduced by the  acquisition of  technological  rights in fiscal 2000 of  $1,072,000.  We anticipate that we will continue to devote significant resources to research and development.

Investment Tax Credits

            We claim  investment  tax  credits  on all  allowable  research  and development expenses. The amount we accrued for the year ended March 31, 2001 is
$299,195 compared to $676,861 for the year ended March 31, 2000,  representing a decrease of  $377,666.  The decrease in the year is directly  attributable  to a reduction in the  effective  rate used to calculate the tax credits since we can no longer  benefit from the private  company  rates and a reduction of allowable tax credits.

General and Administrative Expenses and Grants

            General and  administrative  expenses were  $2,948,459  for the year ended March 31, 2001 compared to  $1,163,696  for the year ended March 31, 2000, representing an increase of $1,784,763. The increase is principally attributable
to  professional  fees  ($751,681),   marketing  expenses  ($179,078),  investor
relations  ($269,151),  tax on capital ($90,582),  an increase in administrative expenses  due to an increase in  personnel  ($617,629)  including a provision of
$166,383  for  pending  lawsuit by former  employee,  expenses  relating  to the maintenance  of the facility in which we conduct our  operations  ($91,361)  and offset by an  increase  in labor  grants  received  of $50,938 and a decrease of
$169,060 for options granted to consultants.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $149,104 for the year ended March 31, 2001 compared to $178,179 for the year ended March 31, 2000,  representing a decrease of  $29,075.  The  decrease  was  principally  attributable  to  the  change  in amortization  period of our facility.  Previously,  we amortized the term of our lease  for 10  years.  We  subsequently  changed  the term to 20 years  after we acquired the facility.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents.  Interest  income for the year ended  March 31,  2001 was  $485,523 compared to $18,641 for the year ended March 31, 2000,  representing an increase of $466,882.  The  increase is  primarily  due to a higher level of cash on hand during the period as a result of the private  placements  consummated at the end of fiscal  year ended  March 31,  2000 and at the  beginning  of the fiscal year ended March 31, 2001.

            Interest  expense  was  $46,182  for the year ended  March 31,  2001 compared to $198,402 for the year ended March 31, 2000,  representing a decrease of $152,220.  The decrease is attributable to the elimination of the interest on the capital  lease  entered into in order to finance our  facility  prior to its acquisition in July 2000.

Loss (Gain) on Foreign Exchange

            Gain on foreign  exchange  was $498,564 for the year ended March 31,
2001  compared  to a loss  of  $53,811  for  the  year  ended  March  31,  2000, representing  an increase  of  $552,375.  The  increase is a result of a greater amount of cash on hand denominated in USD during the fiscal year and an increase in the average CDN to USD  foreign  exchange  rate from 1.4710 to 1.5040 for the years ended March 31, 2000 and March 31, 2001, respectively,  and an increase in the closing CDN to USD foreign exchange rate from 1.4494 to 1.5763 for March 31,
2000 and March 31, 2001, respectively.

Liquidity and Capital Resources

            As of March 31, 2001, our cash position was  $6,643,370  compared to
$7,301,143  as of March 31, 2000.  In July 2000,  we  purchased  the facility in which we conduct our  operations  for  $1,200,000.  We believe  that the capital
resources   presently  on  hand  will  be  sufficient   for  projected   capital
expenditures and operating  expenses through fiscal year 2002. We have a program in place to limit  operating  costs  and we have  limited  funds  available  for capital expenditure.

            On  February  2,  2000,  we  completed  a private  placement  of our securities yielding aggregate proceeds of US $2,350,000,  for which we issued an aggregate  of  470,000  shares  of common  stock and  warrants  to  purchase  an additional  470,000  shares of common  stock at a price of US $7.00 on or before
September 30, 2001.

            Commencing  March 31,  2000 and  during the  quarter  ended June 30,
2000,  we completed a second  private  placement and issued a total of 1,910,214 units at a price of US $3.50  per  unit as shown in the  table  below,  yielding gross proceeds of US  $6,055,750.  Each unit comprised one share of common stock and one warrant for the purchase of one additional  share at a price of US $4.50 per share before March 30, 2001. These warrants have expired unexercised.

              --------------------------------------------------------------------------------------
                     Closing Date            Number of Units                         Proceeds
                     ------------            ---------------                         --------
              --------------------------------------------------------------------------------------
              March 31, 2000                      843,500        US $2,532,250 and CDN $600,000
              --------------------------------------------------------------------------------------
                                                                 (CDN $4,270,243)
              --------------------------------------------------------------------------------------
              April 4, 2000                       833,857        US $2,813,500 and CDN $150,000
              --------------------------------------------------------------------------------------
                                                                 (CDN $4,281,343)
              --------------------------------------------------------------------------------------
              April 17, 2000                      82,000         US $287,000
              --------------------------------------------------------------------------------------
                                                                 (CDN $425,879)
              --------------------------------------------------------------------------------------
              April 27, 2000                      42,857         US $150,000
              --------------------------------------------------------------------------------------
                                                                 (CDN $221,925)
              --------------------------------------------------------------------------------------
              June 9, 2000                        108,000        US $273,000 and CDN $150,000
              --------------------------------------------------------------------------------------
                                                                 (CDN $558,272)
              --------------------------------------------------------------------------------------

              --------------------------------------------------------------------------------------
              Totals                             1,910,214       US$6,055,750 and CDN $900,000
              --------------------------------------------------------------------------------------
                                                                 (CDN $9,757,662)
              --------------------------------------------------------------------------------------

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult  to  predict.  Although we believe  that our cash and cash  equivalent balances  are  sufficient  for  projected  capital  expenditures  and  operating expenses for the next 12 months,  we will seek to raise  additional funds either within  the next 12  months  or  thereafter,  by  selling  additional  equity or convertible  debt  securities  or through  collaboration  agreements  with third parties.  The sale of additional  equity or convertible  debt  securities  could result  in  additional  dilution  to our  stockholders.  To  date,  we  have  no agreements, commitments or understandings with respect to the sale of additional equity or convertible  debt  securities and we are unable to predict  whether we will sell additional equity or debt on acceptable terms or at all.

ITEM 7.     FINANCIAL STATEMENTS

See Consolidated Financial Statements on page F-1.

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

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than July 29, 2001  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 10.    EXECUTIVE COMPENSATION.

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than July 29, 2001  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than July 29, 2001  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than July 29, 2001  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

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

 Exhibit 3.1            Articles of Incorporation - Incorporated by reference to
                        Exhibit  3.1 to  Registration  Statement  on Form  10-SB
                        filed August 30, 1999.

 Exhibit 3.2            By-laws -  Incorporated  by  reference to Exhibit 3.2 to
                        Registration  Statement  on Form 10-SB filed  August 30,
                        1999.

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
                        March 30, 2000.

Exhibit 10.14           Employment Agreement of Ajay Gupta with BioSyntech, Inc.
                        dated  as  of  November  20,  2000  -  Incorporated   by
                        reference  to Exhibit  10.14 to  Amendment  No. 3 to the
                        Registration  Statement on Form SB2/A and filed with the
                        Securities and Exchange Commission on April 24, 2001.

Exhibit 21              List of  Subsidiaries  of  Company.  -  Incorporated  by
                        reference to Exhibit 21 to Annual  Report on Form 10-KSB
                        for  period  ended  March 31,  2000 and  filed  with the
                        Securities and Exchange Commission on August 16, 2000.

*Exhibit 23.1           Consent of Independent Auditors

---------------------------
*Filed herewith.

(b) Reports on Form 8-K:

            None.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BioSyntech, Inc.

June 19, 2001                           By:          /s/ Amine Selmani
                                                     -------------------------------
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

Signature                                                          Title                                     Date

/s/ Amine Selmani                                      Chairman of the Board,                             June 19,2001
-------------------------------------                  Chief Executive Officer and
    Amine Selmani                                      President

/s/ Denis N. Beaudry                                   Director                                           June 19,2001
-------------------------------------
    Denis N. Beaudry

                                                       Director
-------------------------------------
    Pierre Alary

/s/ Jean-Yves Bourgeois                                Director                                           June 19,2001
-------------------------------------
    Jean-Yves Bourgeois

/s/ Pierre Ranger                                      Director                                           June 19,2001
-------------------------------------
    Pierre Ranger

/s/ Marie-Claire Pilon                                 Director                                           June 19,2001
-------------------------------------
    Marie-Claire Pilon

/s/ Anthony Casola                                     Chief Financial Officer,                           June 19,2001
-------------------------------------                  Chief Accounting Officer and
    Anthony Casola                                     Secretary

Consolidated Financial Statements
BioSyntech, Inc.
[a development stage company]
March 31, 2001 and 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of BioSyntech, Inc.

We have audited the accompanying consolidated balance sheets of BioSyntech, Inc.
[the "Company"],  [a development  stage company],  as of March 31, 2001 and 2000 and the related  consolidated  statements of  operations,  stockholders'  equity
(deficiency)  and cash flows for the period from inception to March 31, 2001 and for the years  ended  March  31,  2001 and 2000.  These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   Management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial  position of the Company as of
March 31, 2001 and 2000 and the results of its operations and its cash flows for the period  from  inception  to March 31, 2001 and for the years ended March 31,
2001 and 2000 in conformity with accounting principles generally accepted in the
United States.

                                                  /S/ ERNST & YOUNG LLP
Montreal, Canada,
May 18, 2001.                                     Chartered Accountants

BioSyntech, Inc.
A development stage company

                           CONSOLIDATED BALANCE SHEETS

As of March 31, 2001 and 2000

                                                                     2001          2001          2000
                                                                     US$            C$            C$
--------------------------------------------------------------------------------------------------------
                                                                  [note 2]
ASSETS [note 8]
Current assets
Cash and cash equivalents [note 12]                              4,214,534      6,643,370      7,301,143
Short-term investment [note 3]                                        --             --           75,000
Receivables [note 4]                                               132,103        208,233         91,376
Inventory                                                           22,214         35,016         47,188
Investment tax credits receivable [note 11]                        122,439        193,000        575,000
Prepaid expenses                                                    19,305         30,432         18,365
--------------------------------------------------------------------------------------------------------
                                                                 4,510,595      7,110,051      8,108,072
--------------------------------------------------------------------------------------------------------
Property, plant and equipment [note 5]                           1,574,654      2,482,127      1,500,890
Deposits and other assets                                           14,487         22,836         16,650
--------------------------------------------------------------------------------------------------------
                                                                 6,099,736      9,615,014      9,625,612
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities [note 7]                1,138,515      1,794,641      1,060,928
Due to stockholder, without interest and repayment terms             6,344         10,000         10,000
Deferred revenues                                                     --             --           65,451
Current portion of long-term debt [note 8]                          21,146         33,333         75,000
Current portion of obligations under capital leases [note 9]        15,367         24,224         83,479
--------------------------------------------------------------------------------------------------------
                                                                 1,181,372      1,862,198      1,294,858
--------------------------------------------------------------------------------------------------------
Long-term debt [note 8]                                            105,734        166,667        225,000
Obligations under capital leases [note 9]                           35,921         56,622        912,266
--------------------------------------------------------------------------------------------------------
                                                                 1,323,027      2,085,487      2,432,124
--------------------------------------------------------------------------------------------------------

Commitments [note 14]
Contingent liabilities [note 16]

Stockholders' equity
Common stock [note 10]
   Par value $0.001
   Authorized 100,000,000 common shares
      [50,000,000 in 2000]
   Issued and outstanding
      29,182,250 common shares [28,115,536 in 2000]             11,575,446     18,246,375     13,132,702
Additional paid-in capital                                       1,239,237      1,953,410      1,715,910
Deficit accumulated during the development stage                (8,037,974)   (12,670,258)    (7,655,124)
--------------------------------------------------------------------------------------------------------
                                                                 4,776,709      7,529,527      7,193,488
--------------------------------------------------------------------------------------------------------
                                                                 6,099,736      9,615,014      9,625,612
========================================================================================================

See accompanying notes

On behalf of the Board:

--------------------------------------------------------------           ----------------------------------------------------------
Director                                                                 Director

BioSyntech, Inc.
A development stage company

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2001 and 2000

                                                             Cumulative
                                                                 from
                                                             inception to
                                                           March 31, 2001         2001                2001                 2000
                                                                 C$                US$                 C$                   C$
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 [note 2]
Sales                                                          312,496            91,580              144,358                 --
Cost of sales                                                  138,917            42,476               66,955                 --
-----------------------------------------------------------------------------------------------------------------------------------
                                                               173,579            49,104               77,403                 --
-----------------------------------------------------------------------------------------------------------------------------------

Research and development expenses                            8,886,046         2,050,418            3,232,074          2,341,697
Investment tax credits                                      (1,712,559)         (189,808)            (299,195)          (676,861)
General and administrative expenses                          6,061,109         1,913,398            3,016,089          1,180,388
Interest on long-term debt                                     284,519            29,298               46,182            198,402
Depreciation of property, plant and
   equipment                                                   362,325            94,591              149,104            178,179
Grants                                                         (84,322)          (42,904)             (67,630)           (16,692)
Interest revenue                                              (508,528)         (308,014)            (485,523)           (18,641)
(Gain) loss on foreign exchange                               (444,753)         (316,287)            (498,564)            53,811
-----------------------------------------------------------------------------------------------------------------------------------
                                                            12,843,837         3,230,692            5,092,537          3,240,283
-----------------------------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period
   [note 11]                                               (12,670,258)       (3,181,588)          (5,015,134)        (3,240,283)
Deficit accumulated during the
   development stage, beginning of period                           --        (4,856,386)          (7,655,124)        (4,414,841)
-----------------------------------------------------------------------------------------------------------------------------------
Deficit accumulated during the
     development stage, end of period                      (12,670,258)       (8,037,974)         (12,670,258)        (7,655,124)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
     outstanding                                                              29,145,309           29,145,309         14,042,819
Basic and diluted loss per share [note 10]                                          0.11                 0.17                0.23
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc.
A development stage company

                           STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIENCY) [note 10]

From inception to March 31, 2001
[In Canadian dollars]

                                                           Common Stock
                                                -----------------------------------
                                                                                      Additional
                                                                                        paid-in    Accumulated deficit
                                                     Shares           Amount            capital             $               Total
                                                                         $                 $                                  $
-----------------------------------------------------------------------------------------------------------------------------------

Balance, May 10, 1995                                8,525,000              1             --                 --                1
Net loss 1996 [325 day period]                              --             --             --             (2,865)          (2,865)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                              8,525,000              1             --             (2,865)          (2,864)
Net loss 1997                                               --             --             --             (9,332)          (9,332)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                              8,525,000              1             --            (12,197)         (12,196)
Deemed common stock paid up as of January 31,
   1998 and issued on
   August 3, 1998                                           --        215,000             --                 --          215,000
Net loss 1998                                               --             --             --           (236,987)        (236,987)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                              8,525,000        215,001             --           (249,184)         (34,183)
Deemed common stock issued for cash                  1,746,579      1,083,108             --                 --        1,083,108
Deemed  common  stock  issued  in  exchange
   for services                                      1,940,000      1,455,000             --                 --        1,455,000
Deemed options granted to consultants                       --             --      1,309,350                 --        1,309,350
Net loss 1999                                                                             --         (4,165,657)      (4,165,657)
Deemed share issuance costs                                 --       (90,200)             --                 --          (90,200)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                             12,211,579      2,662,909      1,309,350         (4,414,841)        (442,582)
Deemed common stock issued for cash                  1,893,457      2,595,222             --                 --        2,595,222
Deemed common stock issued in exchange for
   intellectual property [note 14]                   1,072,000      1,072,000             --                 --        1,072,000
Deemed options granted to consultants                       --             --        406,560                 --          406,560
Net loss and comprehensive loss for the period
   from April 1, 1999 to
   February 28, 2000                                        --             --             --         (2,850,977)      (2,850,977)
-----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                15,177,036      6,330,131      1,715,910         (7,265,818)         780,223
Acquisition of BioSyntech, Inc.
   by Bio Syntech Ltd.                              12,095,000      2,873,848             --                 --        2,873,848
March 31, 2000, issuance [note 10]                     843,500      4,270,243             --                 --        4,270,243
Share issue costs [note 10]                                 --       (341,520)            --                 --         (341,520)
Net loss and comprehensive loss for the period
   from February 29, 2000 to
   March 31, 2000                                           --             --             --           (389,306)        (389,306)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                             28,115,536     13,132,702      1,715,910         (7,655,124)       7,193,488
Common stock issued for cash [note 10]               1,066,714      5,487,419             --                 --        5,487,419
Options granted to consultants                              --             --        237,500                 --          237,500
Share issue costs [note 10]                                 --       (373,746)            --                 --         (373,746)
Net loss and comprehensive loss for the
   period from Apri1 1, 2000 to March 31,
   2001                                                     --             --             --         (5,015,134)      (5,015,134)
-----------------------------------------------------------------------------------------------------------------------------------
                                                    29,182,250     18,246,375      1,953,410        (12,670,258)       7,529,527
-----------------------------------------------------------------------------------------------------------------------------------

US dollars [note 2]
Balance as at March 31, 2001                                       11,575,446      1,239,237         (8,037,974)       4,776,709
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc.
A development stage company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2001 and 2000
                                                                      Cumulative
                                                                         from
                                                                     inception to
                                                                    March 31, 2001          2001            2001             2000
                                                                         C$                 US$              C$               C$
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                      (12,670,258)     (3,181,588)      (5,015,134)      (3,240,283)
Items not affecting cash
Depreciation                                                             362,325          94,591          149,104          178,179
Services paid by the issuance of common stock                          2,527,000              --               --        1,072,000
Options granted to consultants                                         1,953,410         150,669          237,500          406,560
Exchange gain                                                           (591,811)       (371,294)        (585,270)          (6,541)
Changes in working capital assets and liabilities
   Accounts receivable                                                  (208,233)        (74,134)        (116,857)         (22,916)
   Inventory                                                             (35,016)          7,722           12,172          (23,488)
   Investment tax credits receivable                                    (193,000)        242,340          382,000           28,663
   Prepaid expenses                                                      (30,432)         (7,655)         (12,067)         (18,365)
   Deferred revenues                                                          --         (41,522)         (65,451)          65,451
   Accounts payable and accrued liabilities                            1,632,718         373,202          588,278          481,376
------------------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities                               (7,253,297)     (2,807,669)      (4,425,725)      (1,079,364)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                             (1,118,412)       (661,778)      (1,043,161)         (12,907)
Purchase of short-term investment                                        (75,000)             --               --          (75,000)
Purchase of other assets                                                 (22,886)         (3,956)          (6,236)            (833)
Proceeds from maturing of short-term investments                          75,000          47,580           75,000               --
Changes in non-cash working capital balances related to
   investing activities                                                  145,435          92,264          145,435               --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities                                 (995,863)       (525,890)        (828,962)         (88,740)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                               700,000              --               --               --
Repayment of long-term debt                                             (500,000)        (63,440)        (100,000)        (400,000)
Proceeds of demand loan                                                  581,845              --               --               --
Repayment of demand loan                                                (581,845)             --               --         (518,598)
Increase in due to shareholder                                            30,394              --               --               --
Repayment to shareholder                                                 (20,394)             --               --          (20,394)
Repayment of obligations under capital leases                         (1,645,145)       (635,683)      (1,002,029)         (52,443)
Proceeds from issuance of shares of
   Bio Syntech Ltd. prior to the reverse acquisition                   3,890,068              --               --        2,595,222
Proceeds from issuance of common shares of
   BioSyntech, Inc. prior to the reverse acquisition                   3,399,980              --               --        3,379,279
Repurchase of common stock of
   BioSyntech, Inc. prior to the reverse acquisition                    (506,380)             --               --         (506,380)
Proceeds from issuance of common shares of
   BioSyntech, Inc. after the reverse acquisition                      9,757,662       3,481,202        5,487,419        4,270,243
Share issue costs                                                       (805,466)       (237,103)        (373,746)        (341,520)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                  14,300,719       2,544,976        4,011,644        8,405,409
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
   equivalents                                                           591,811         371,294          585,270            6,541
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalent                    6,643,370        (417,289)        (657,773)       7,243,846
Cash and cash equivalents, beginning of period                                --       4,631,823        7,301,143           57,297
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period [note 12]                     6,643,370       4,214,534        6,643,370        7,301,143
====================================================================================================================================
Additional information
Interest paid                                                            274,533          29,298           46,182          188,416
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION

BioSyntech, Inc. [the "Company"] was incorporated on December 14, 1994 under the laws of the State of Nevada.

Pursuant to an Amalgamation  agreement dated February 15, 2000, 9083-5661 Quebec
Inc.,  a  wholly-owned  subsidiary  of the Company,  and Bio Syntech Ltd.  ["Bio
Syntech"] were merged into one company under the name of Bio Syntech Canada Inc.
["Bio Syntech Canada"]. As a result of the merger, the Company became the record and beneficial  owner of all of the issued and outstanding  voting shares of Bio
Syntech  Canada.  The former Bio Syntech  shareholders  were  issued  15,177,036 non-voting  exchangeable  shares of Bio Syntech  Canada's  Preferred  Stock [the
"Class A  Shares"].  The Class A Shares are  exchangeable  on a  share-for-share basis  [15,177,036]  of common  stock of the  Company.  As at March 31, 2001 and
2000,  the related  15,177,036  shares of common  stock of the Company have been
issued  and  placed  in  trust  and  accordingly   are  considered   issued  and
outstanding.

Beneficial  holders of the Class A Shares have voting rights equal to the number of Company shares placed in trust.  Therefore,  the Bio Syntech shareholders are deemed to hold securities with voting rights equal to  approximately  55% of the total  voting  power  of the  outstanding  common  stock  of the  Company.  This transaction  was treated as an acquisition of the Company,  which at the date of the transaction  was a shell company,  by Bio Syntech and was accounted for as a purchase of the net assets of the  Company by Bio Syntech in these  consolidated
financial    statements.    Accordingly,    the   transaction    represented   a
recapitalization  of Bio Syntech,  the legal subsidiary  effective  February 29,
2000.

These  consolidated  financial  statements are the continuation of the financial statements of the accounting acquirer, Bio Syntech which has a year-end of March
31. This date has continued to be used as the Company's year-end.  Bio Syntech's assets and liabilities are included in the consolidated  financial statements at their historical  carrying amounts.  Figures for the years ended as at March 31,
2001 and 2000 are those of Bio  Syntech.  For purposes of the  acquisition,  the fair value of the net assets of the Company of  $2,873,848  was  ascribed to the
12,095,000  previously  outstanding  common  shares of the Company  deemed to be issued in the acquisition as follows:

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
================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION [Cont'd]

The Company develops advanced  biomaterials  specializing in tissue  engineering and therapeutic  delivery  focusing on the repair of damaged tissue in the human body like bone or cartilage.  The Company is also engaged in the  development of advanced injectable  biomaterials for the delivery of cells and genetic material and biotherapeutic agents. The Company also develops  instrumentation  products.
The Company has limited  revenues to date and they have come entirely from sales of  instrumentation  products.  As at March 31, 2001, the Company's  accumulated deficit was $12,670,258.  The Company currently has products at different stages of development, including the pre-clinical trial stage. The Company has incurred net losses  every year since its  inception  and  anticipates  that  losses will continue for the foreseeable future.

The Company has been engaged  primarily in research  and  development  since its inception  in 1995.  The  Company's  ability to  continue  operations  after its current  capital  resources are  exhausted  depends on its ability to obtain the financing  necessary to complete  research and  development  projects and market products as to which no assurance  can be given.  However,  given its program to limit operating costs and capital  expenditures,  the Company  believes that its financial  resources are sufficient to meet planned  activities at least through the 2002 fiscal year.

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
and the accounts of Bio Syntech Canada Inc. All  intercompany  transactions  and balances have been eliminated.  US dollar amounts  presented on the consolidated
balance   sheets,   consolidated   statements  of   operations,   statements  of
stockholders' equity (deficiency) and consolidated  statements of cash flows are provided for convenience of reference only and are based on the closing exchange rate at March 31, 2001, which was $1.5763 Canadian dollar per US dollar.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd[

Revenue recognition

Product revenue is recognized when persuasive evidence of an arrangement exists, delivery,  there are no future  performance  obligations,  the purchase price is fixed and determinable, and collectibility is reasonably assured.

Cash equivalents

Cash  equivalents  consist of investments  that are readily  convertible  into a known  amount of cash,  are subject to minimal risk of changes in value and have an original maturity of three months or less from the date of purchase.

Inventory

Inventory consists of raw materials. Inventories are stated at the lower of cost
[on a first-in, first-out basis] and replacement cost.

Property, plant and equipment

Property,  plant and  equipment are recorded at cost.  They are  amortized  over their estimated useful life on a straight-line basis as follows:

Building                                                               20 years
Building under capital lease                                           10 years
Office furniture and equipment                                    3 and 5 years
Equipment under capital lease                                 3, 5 and 10 years
Office furniture under capital lease                                    5 years

Research and development expenditures

Research and development expenditures,  including equipment used in research and development activities, are expensed as incurred.

Foreign exchange

The Canadian dollar is the functional  currency of the Company.  Monetary assets and liabilities  denominated in a foreign currency are translated at the rate of
exchange  prevailing  at  the  balance  sheet  date.   Non-monetary  assets  and
liabilities are translated at the rate of exchange prevailing at the date of the transaction.  Revenues  and  expenses  are  translated  at the  monthly  average exchange rate prevailing  during the period.  Foreign  exchange gains and losses are included in the determination of net earnings.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based  Compensation",  encourages,  but does not require,  companies to record  compensation  cost for  stock-based  employee compensation  plans at fair  value.  The  Company  has  chosen  to  account  for stock-based  compensation  awards to employees and directors using the intrinsic value method  prescribed in Accounting  Principles Board Opinion ["APB"] No. 25,
"Accounting  for  Stock  Issued  to  Employees,"  and  related  Interpretations.
Accordingly,  compensation  cost for stock  options  awarded  to  employees  and directors is measured as the excess,  if any, of the quoted  market price of the
Company's  stock at the date of grant over the amount an  employee  or  director must pay to acquire the stock.

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

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

Accounting for derivative instruments and hedging activities

The Financial  Accounting  Standards Board has issued SFAS No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities" and SFAS No. 137, "Deferral
of Effective Date".  SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the  recognition  and  measurement  of derivatives  and hedging  activities.
Accordingly,  effective April 1, 2001, the Company adopted these statements. The
Company  has  reviewed  these  statements  and has  concluded  that they have no significant impact on its consolidated financial statements as at April 1, 2001.

3.        SHORT-TERM INVESTMENT

The short-term  investment consisted of a held-to-maturity  term deposit,  which matured  on July 21,  2000 and was  pledged  as  collateral  against a letter of guarantee issued by a financial institution.

4.        RECEIVABLES

                                                    2001           2000
                                                     $              $
--------------------------------------------------------------------------------

Sales tax receivable                             172,921         73,623
Government grants receivable                       9,000          3,462
Interest receivable                               17,272         14,291
Other                                              9,040             --
--------------------------------------------------------------------------------
                                                 208,233         91,376
================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

5.        PROPERTY, PLANT AND EQUIPMENT

                                                                             Accumulated               Net
                                                     Cost                   amortization          carrying value
                                                       $                         $                      $
----------------------------------------------------------------------------------------------------------------

2001
Land                                                     351,000                    --              351,000
Building                                               2,211,472               299,975            1,911,497
Office furniture and equipment                           169,675                46,015              123,660
Equipment under capital lease                             90,781                14,093               76,688
Office furniture under capital lease                      21,424                 2,142               19,282
----------------------------------------------------------------------------------------------------------------
                                                       2,844,352               362,225            2,482,127
================================================================================================================

2000
Building and land under capital lease                  1,614,629               188,389            1,426,240
Office furniture and equipment                            74,357                20,954               53,403
Equipment under capital lease                             25,075                 3,828               21,247
----------------------------------------------------------------------------------------------------------------
                                                       1,714,061               213,171            1,500,890
================================================================================================================

6.        CREDIT FACILITY

The Company has a $50,000 credit  facility,  maturing on July 31, 2002,  payable upon  demand,  bearing  interest  at prime rate plus 2.5%.  A $50,000  charge on inventory and accounts receivable was granted to the financial  institution.  As of March 31, 2001 and 2000, no amount was drawn under this credit facility.

As at March 31, 2001 and 2000, the prime rate was 6.75% and 7% respectively.

7.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                   2001          2000
                                                                                    $             $
----------------------------------------------------------------------------------------------------------

Accounts payable                                                              1,143,803       943,806
Accrued compensation                                                            268,588        59,729
Other accrued liabilities                                                       236,815        57,393
Accounts payable related to property, plant and equipment                       145,435            --
----------------------------------------------------------------------------------------------------------
                                                                              1,794,641     1,060,928
==========================================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

8.        LONG-TERM DEBT

                                                                           2001                     2000
                                                                            $                        $
------------------------------------------------------------------------------------------------------------

Bank loan bearing  interest at the prime rate.  The loan has an  interest  exemption  period  covered  by a  governmental agency,  until June 26, 2001, matures on May 26, 2006 and is payable  in  monthly  instalments  of $3,333  plus  interest starting on June 26, 2001. The debt is  collateralized  by a governmental  agency and a $200,000 first rank charge on all
tangible and  intangible  assets not  otherwise  encumbered.              200,000                 200,000

Bank loan  bearing  interest  at the prime  rate plus  3.0%,
reimbursed   in  fiscal   year  2001,   payable  by  monthly
instalments of $6,250 plus interest and  collateralized by a
$225,000  first  rank  charge on  research  and  development
laboratory equipment.                                                       --                    100,000
------------------------------------------------------------------------------------------------------------
                                                                          200,000                  300,000
Less: current portion                                                      33,333                   75,000
------------------------------------------------------------------------------------------------------------
                                                                          166,667                 225,000
============================================================================================================

The principal instalments payable are as follows for years ending March 31:

                                                                                                      $
------------------------------------------------------------------------------------------------------------

2002                                                                                               33,333
2003                                                                                               40,000
2004                                                                                               40,000
2005                                                                                               40,000
2006                                                                                               40,000
Subsequent to 2006                                                                                  6,667
------------------------------------------------------------------------------------------------------------
                                                                                                  200,000
============================================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

9.        OBLIGATIONS UNDER CAPITAL LEASES

Future minimum lease payments under the capital leases are as follows:

                                                                                           $
------------------------------------------------------------------------------------------------

2002                                                                                    37,491
2003                                                                                    32,643
2004                                                                                    21,679
2005                                                                                    13,665
------------------------------------------------------------------------------------------------
                                                                                       105,478
Less: interest portion at rates varying between 11.05% and 27.83%                       24,632
------------------------------------------------------------------------------------------------
                                                                                        80,846
Less: current portion                                                                   24,224
------------------------------------------------------------------------------------------------
                                                                                        56,622
================================================================================================

Included in interest on long-term debt is interest on obligations  under capital leases in the amount of $34,666 [$105,273 in 2000].

10.       STOCKHOLDERS' EQUITY (DEFICIENCY) AND STOCK OPTIONS

Share issuances

On February 2, 2000, the Company  completed a private  placement  yielding gross proceeds of US$2,350,000  and issued 470,000 common shares and 470,000  warrants entitling  the holder to purchase an  aggregate  of 470,000  common  shares at a price of US$7.00 on or before September 30, 2001.

On  March  31,  2000,  the  Company  issued  723,500  common  shares  for a cash consideration of $3,670,243  [US$2,532,250] and 120,000 common shares for a cash
consideration   of  $600,000.   The  share  issue  costs  amounted  to  $341,520
[US$234,980].  As part of this  transaction,  a total of 843,500  warrants  were issued  which  entitle  the holder to purchase an  aggregate  of 843,500  common shares at a price of US$4.50 on or before March 30, 2001.  These  warrants  have expired unexercised.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY (DEFICIENCY) AND STOCK OPTIONS [CONT'D]

On  April  4,  2000,  the  Company  issued  803,857  common  shares  for a  cash consideration of $4,131,343  [US$2,813,500]  and 30,000 common shares for a cash
consideration   of  $150,000.   The  share  issue  costs  amounted  to  $326,187
[US$220,892].  As part of this  transaction,  a total of 833,857  warrants  were issued  which  entitle  the holder to purchase an  aggregate  of 833,857  common shares at a price of US$4.50 on or before March 30, 2001.  These  warrants  have expired unexercised.

On  April  17,  2000,  the  Company  issued  82,000  common  shares  for a  cash consideration  of  $425,879  [US$287,000].  The share  issue  costs  amounted to
$33,912  [US$22,960].  As part of this  transaction,  a total of 82,000 warrants were issued which  entitle the holder to purchase an aggregate of 82,000  common shares at a price of US$4.50 on or before March 30, 2001.  These  warrants  have expired unexercised.

On  April  27,  2000,  the  Company  issued  42,857  common  shares  for a  cash consideration of $221,925 [US$150,000].  As part of this transaction, a total of
42,857 warrants were issued which entitle the holder to purchase an aggregate of
42,857  common  shares at a price of US$4.50 on or before March 30, 2001.  These warrants have expired unexercised.

On  June  9,  2000,   the  Company  issued  78,000  common  shares  for  a  cash consideration  of  $408,272  [US$273,000]  and 30,000  common  shares for a cash consideration of $150,000. The share issue costs amounted to $13,647 [US$9,240].
As part of this  transaction,  a total of 108,000  warrants  were  issued  which entitle the holder to purchase an aggregate of 108,000  common shares at a price of US$4.50 on or before March 30, 2001. These warrants have expired unexercised.

As of March 31, 2001, a total of 470,000  warrants are  outstanding  relating to the private placement of February 2, 2000.

Stock options

Under the Company's Stock Option Plan,  options may be granted for an authorized maximum  of  2,500,000  shares  of  common  stock to  employees,  directors  and consultants.  As at March 31, 2001, the Company has outstanding  450,000 options granted  entitling the holders to purchase  450,000  common shares of BioSyntech
Inc. at prices varying between C$1.97 and C$6.31.  The Board shall have the sole authority to determine the terms and conditions of the options to be issued. The expiry date of the options is ten years after the date of grant.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY (DEFICIENCY) AND STOCK OPTIONS [CONT'D]
                                                                       Stock                   Weighted
                                                                      Options              Average Exercise
                                                                                                Price
                                                                                                  C$
-----------------------------------------------------------------------------------------------------------------

2001
Outstanding, beginning of year                                                --                 --
Granted                                                                  625,000                 5.70
Canceled / surrendered                                                   175,000                 6.31
-----------------------------------------------------------------------------------------------------------------
Outstanding, end of year                                                 450,000                 5.47
-----------------------------------------------------------------------------------------------------------------
Exercisable, end of year                                                 175,000                 5.69
-----------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted                                                   4.52
-----------------------------------------------------------------------------------------------------------------

150,000 options of the 450,000 outstanding are subject to Board of Directors' approval.

No options were granted prior to 2001.  The  outstanding  options expire between
August 4, 2010 and December 31, 2010.

The  following  table  summarizes  information  with  respect  to stock  options outstanding for the Company's Stock Option Plan that the holder may convert into common shares of the Company as at March 31, 2001:

                                                       Options outstanding and exercisable
                                ----------------------------------------------------------------------------------------
          Exercise price              Number               Weighted average remaining                Number
                $                  outstanding              contractual life (years)               exercisable
------------------------------------------------------------------------------------------------------------------------

         US 4.00                       350,000                        9.35                                150,000
         US 3.25                         5,000                        9.40                                     --
         US 2.59                        20,000                        9.50                                     --
         US 1.25                        75,000                        9.64                                 25,000
------------------------------------------------------------------------------------------------------------------------
                                       450,000                        9.41                                175,000
========================================================================================================================

Under Bio Syntech  Canada's  Stock  Option  Plan,  options may be granted for an authorized  maximum  of  1,500,000  Class A shares of Bio  Syntech  Canada.  The subsidiary  has  1,244,500  options  granted  entitling  the holders to purchase
1,244,500  Class A shares of Bio  Syntech  Canada  which are  exchangeable  into common shares of BioSyntech,  Inc. at prices varying  between C$0.75 and C$2.36.
The  options are  exercisable  at any time before the expiry date which is for a maximum of ten years following the date of grant.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY (DEFICIENCY) AND STOCK OPTIONS [CONT'D]
                                                                         2001                              2000
                                                              --------------------------        ----------------------------
                                                               Stock        Weighted             Stock          Weighted
                                                              Options   Average Exercise        Options     Average Exercise
                                                                              Price                               Price
                                                                               C$                                  C$
--------------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                               1,500,000        1.06            1,247,500           0.83
Granted                                                             --         --               252,500           2.17
Canceled/ surrendered                                          255,500        0.87                   --            --
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                                     1,244,500        1.09            1,500,000           1.06
--------------------------------------------------------------------------------------------------------------------------------
Exercisable, end of year                                     1,147,500        0.98            1,382,500           0.93
--------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted                                 --                                 3.25
--------------------------------------------------------------------------------------------------------------------------------

No options were granted prior to 1999.  These options expire between December 1,
2001 and June 1, 2008.

The  following  table  summarizes  information  with  respect  to stock  options outstanding  for Bio  Syntech  Canada's  Stock  Option  Plan that the holder may convert into common shares of the Company as at March 31, 2001:

                                                                   Options outstanding and exercisable
                                    ----------------------------------------------------------------------------------------------
          Exercise price                       Number                Weighted average remaining                Number
                $                            outstanding              contractual life (years)               exercisable
---------------------------------------------------------------------------------------------------------------------------------

                  C0.75                         947,500                        1.31                             947,500
                  C1.75                         100,000                        7.25                             100,000
                 US1.50                         197,000                        1.75                             100,000
---------------------------------------------------------------------------------------------------------------------------------
                                              1,244,500                        1.86                           1,147,500
---------------------------------------------------------------------------------------------------------------------------------

50,000 options were granted to consultants  during the year ended March 31, 2001
[182,000 during the year ended March 31, 2000].  The fair value of these options at the time of grant was charged to general and  administrative  expenses in the amount of $237,500  during the year ended March 31,  2001  [$406,560  during the year ended March 31, 2000].

Had compensation cost for the Company's stock options been determined consistent with SFAS No.  123,  the  Company's  pro forma net loss  would be  increased  by
$1,780,000  for the year ended March 31, 2001 [$380,000 for the year ended March
31,  2000] and basic loss per share would be  increased  by $0.06 [$0.03 for the year ended March 31, 2000].

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY (DEFICIENCY) AND STOCK OPTIONS [CONT'D]

The  fair  value  of  options  at the  date of grant  was  estimated  using  the
Black-Scholes pricing model with the following weighted average assumptions.

                                                           2001                     2000
                                                             %                        %
-------------------------------------------------------------------------------------------

Expected life [years]                                     5.00                       5.00
Risk-free interest rates                                  6.00                       6.00
Volatility                                                1.20                       1.21
Dividend yield                                            0.00                       0.00
-------------------------------------------------------------------------------------------

The  effects  of  applying  SFAS  123  for  the pro  forma  disclosures  are not representative  of the effects expected on reported net earnings in future years since valuations are based on highly  subjective  assumptions  about the future, including stock price volatility and exercise patterns.

Loss per share

The following is a reconciliation  of the numerator and denominator of the basic and diluted loss per share  computations  for the years ended March 31, 2001 and
2000.

                                                              2001                     2000
                                                               $                        $
---------------------------------------------------------------------------------------------

Numerator
   Net loss - numerator
   For basic and diluted loss per share                  5,015,134                3,240,283
Denominator:
   Denominator for basic loss per share
   Weighted-average shares                              29,145,309               14,042,819
Effect of dilutive securities:
Stock options and warrants                                      --                       --
---------------------------------------------------------------------------------------------
Denominator for diluted loss per share
   Adjusted weighted-average shares and
      assumed conversions                               29,145,309               14,042,819
=============================================================================================

The Company's diluted net loss per share is equivalent to its basic net loss per share, since all of the Company's  potentially issuable securities would have an anti-dilutive  effect  in 2001  and  2000.  These  securities  are  options  and warrants.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

11.       INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had  continuous  losses  and it is not more  likely  than not that there will be future taxable income which might offset the current loss carryforward.

Significant  components of the Company's deferred tax assets and liabilities are as follows:

                                                                             2001            2000
                                                                              $               $
-----------------------------------------------------------------------------------------------------

Deferred tax assets
Net operating loss carryforwards                                        1,542,924         622,176
Scientific research and experimental development expenses               1,018,584         451,432
Excess of tax basis of financing fees over accounting value                12,733          20,602
Excess of tax basis of fixed assets over accounting value                 122,248         471,004
-----------------------------------------------------------------------------------------------------
Total deferred tax assets                                               2,696,489       1,565,214
=====================================================================================================

Deferred tax liabilities
Excess of accounting value of fixed assets over tax basis                      --         429,661
-----------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                 --         429,661
=====================================================================================================

Net deferred tax assets (liabilities)
Deferred tax assets                                                     2,696,489       1,565,214
Deferred tax liabilities                                                       --         429,661
-----------------------------------------------------------------------------------------------------
                                                                        2,696,489       1,135,553
Valuation allowance                                                     2,696,489       1,135,553
-----------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                                          --              --
=====================================================================================================

Realization of deferred tax assets is dependent on future earnings,  if any, the timing and amount of which are  uncertain.  Accordingly,  the net  deferred  tax assets have been fully offset by a valuation allowance.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

11.       INCOME TAXES [Cont'd]

The Company has Canadian tax loss and  investment tax credit  carryforwards  for income tax purposes in the amount of  approximately  $4,989,000 and  $4,860,000, respectively,  the benefit of which has been  offset by a  valuation  allowance, that expires as follows:

                              Federal               Quebec          Investment
                             tax losses           tax losses       tax credits
                                 $                    $                     $
--------------------------------------------------------------------------------

2002                            9,000              9,000                   --
2003                           39,000             27,000                   --
2004                          656,000            553,000                   --
2005                        1,125,000          1,129,000                   --
2006                               --                 --               32,000
2007                          234,000            232,000               65,000
2008                        2,926,000          2,910,000               28,000
2009                               --                 --                   --
2010                               --                 --               29,000
2011                               --                 --              500,000
--------------------------------------------------------------------------------

The Company has accumulated  temporary  differences as set out in the summary of deferred  tax assets set out above.  The  differences  are mainly in relation to scientific  research  and  experimental  development  and are in the  amount  of approximately $3,025,000 at the Canadian federal level and $3,870,000 in Quebec.

The  investment  tax  credits  recorded by the Company are subject to review and approval by the tax authorities and it is possible that the amounts granted will be different from the amounts accounted for.

The income tax  recovery  reported  differs  from the amount of the tax recovery computed  by  applying  statutory  income tax rates to loss  before  taxes.  The reasons for the differences and the related tax effects are as follows:
                                                                            2001          2000
                                                                              %             %
-------------------------------------------------------------------------------------------------------

Combined statutory federal and provincial rates                           37.79           38.00
Decrease in taxes recoverable resulting from:
   Non-deductible expenses and other permanent differences                (0.06)           (0.08)
   Manufacturing and processing profits deduction                         (7.00)             --
   Unrecognized tax benefits of operating losses and
      other available deductions                                         (30.73)          (37.92)
-------------------------------------------------------------------------------------------------------
                                                                            --               --
-------------------------------------------------------------------------------------------------------

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

12.       STATEMENTS OF CASH FLOWS

Cash and cash equivalents

Cash and cash equivalents  consist of cash on hand and money market instruments.
Cash and cash  equivalents  presented  in the cash flow  statement  include  the following balance sheet amounts:

                                                                     2001            2000
                                                                      $
----------------------------------------------------------------------------------------------

Cash on hand                                                      425,403       7,301,143
Bankers Acceptances                                             6,217,967              --
----------------------------------------------------------------------------------------------
Total cash and cash equivalents [note 13 [c]]                   6,643,370       7,301,143
==============================================================================================

13.       FINANCIAL INSTRUMENTS

[a]       Fair value

Short-term financial assets and liabilities

The  carrying  amounts of  short-term  financial  assets and  liabilities  are a reasonable  estimate of the fair values  because of the short  maturity of these instruments. Short-term financial assets comprise cash and cash equivalents, the short-term  investment,  receivables  and  investment  tax  credits  receivable.
Short-term   financial   liabilities   comprise  accounts  payable  and  accrued
liabilities.

Long-term debt

The carrying amount of the Company's  floating-rate  long-term debt approximates its fair value as it bears interest at current commercial floating rates.

The fair value of the fixed-rate  long-term debt and  obligations  under capital leases are based on the rates in effect for financial  instruments  with similar terms and maturities,  and approximates the carrying amount as of March 31, 2001 and March 31, 2000.

[b]      Credit risk

The cash and cash equivalents are held by one Canadian financial institution,  a chartered bank.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

13.       FINANCIAL INSTRUMENTS [Cont'd]

[c]      Foreign currency risk

The Company is exposed to foreign  currency  translation  risk due to cash, cash equivalents,  accounts  receivable  and  accounts  payable  denominated  in U.S.
dollars. As at March 31, 2001, assets,  consisting  principally of cash and cash equivalents, denominated in U.S. dollars totaled US $4,104,499 [US $3,053,696 as at March 31,  2000] and  liabilities  denominated  in U.S.  dollars  totaled  US
$138,549 [US $272,747 as at March 31, 2000].

14.       COMMITMENTS

[a]      Lease

Commitments  under an operating  lease for  equipment for each of the next three years, are as follows:

                                                                         $
--------------------------------------------------------------------------------

2002                                                                  18,345
2003                                                                  18,345
2004                                                                   4,586
--------------------------------------------------------------------------------
                                                                      41,276
================================================================================

[b]      Technology licence

Under  the terms of a  technology  licence  contract,  the  Company  must pay 5%
royalties to a shareholder  on sales of all products and services,  to a maximum of $3 million.  The Company accrued $7,218 as at March 31, 2001 [nil as at March
31, 2000].

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

15.      SEGMENTED INFORMATION

The  Company  considers  that it operates  only in one segment  that of products
relating  to  the  development  of  biotherapeutic   delivery  systems  made  of
proprietary  biomaterials.  The Company's  operations  and all of its assets are located in Canada. Information by geographic segment is as follows:

                                                        2001           2000
                                                          $              $
--------------------------------------------------------------------------------

Revenues from external customers
Canada                                                 66,200             --
United States                                          51,881             --
Australia                                              26,277             --
--------------------------------------------------------------------------------
                                                      144,358             --
================================================================================

Revenues from external customers are virtually all related to three customers.

16.      CONTINGENT LIABILITIES

[a]      A former employee of a subsidiary  company filed an action for wrongful termination seeking $97,000 in compensation allegedly due, the issuance of 100,000 Class A common shares of the subsidiary  company,  that were the subject of an option that was alleged to have been  granted to him, and  punitive  damages  of  $25,000.  On May 25,  2001 a  judgment  was rendered and as a result,  the former employee was awarded seven months of salary plus 100,000  common shares of the  subsidiary  company.  The terms  associated  with these  shares are to be  determined.  The total dollar value of the award is approximately $160,000 and was recorded as an expense in the year ended March 31, 2001.

[b]      A former executive employee and officer of the Company has commenced an action for wrongful termination and is seeking $224,000 in compensation allegedly due plus $35,000 for punitive and additional  damages. In the opinion of management,  based on advice and information provided by its legal  counsel,  the  final  determination  of this  litigation  is not determinable. As such no provision has been recorded in the accounts.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 and 2000
[In Canadian dollars]

17.       SUBSEQUENT EVENTs

Subsequent to year-end,  the foreign  exchange  rate for US dollars  relative to
Canadian dollars decreased.  As a result, cash and cash equivalents decreased by approximately C$178,000 as at May 18, 2001. The impact on other accounts was not significant.

18.       Comparative figures

Certain  figures in the 2000  financial  statements  have been  reclassified  to conform with the presentation used in 2001.