Form 10QSB
period 2001-06-30
BIOSYNTECH INC
filed 2001-08-20
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended:              June 30, 2001
                                        ----------------------------------------

( )      TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------------------------------

Commission File Number: 0-27179
                        -------

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

            (X) Yes (   ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

            State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 29,182,250 shares of Common Stock as of August 20, 2001.

            Transitional Small Business Disclosure Format (check one):

                                                        ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                                           Page No.

PART I.     FINANCIAL INFORMATION

   Item 1. Unaudited Condensed Consolidated Interim Financial Statements

   Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31,2001                 3

   Condensed Statements of Operations for the Three-Month periods Ended                        4
   June 30, 2001 and June 30, 2000

   Condensed Statements of Stockholders' equity (deficiency) from inception to                 5
   June 30, 2001

   Condensed Consolidated Statements of Cash Flows for the Three-Month periods                 7
   Ended June 30, 2001 and June 30, 2000

   Notes To Condensed Consolidated Interim Financial Statements                                8

   Item 2.     Management's Discussion and Analysis                                           11

               Risk Factors                                                                   15

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                 20

SIGNATURES                                                                                    21

                                BIOSYNTECH, INC.

PART I.     FINANCIAL  INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

BIOSYNTECH, INC.
A development stage company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        [See Basis of Presentation and Going concern assumption- note 2]

As of June 30, 2001 and  March 31, 2001
[In Canadian dollars]

                                                         JUNE 30,       JUNE 30,        MARCH 31,
                                                          2001           2001            2001
                                                           US$            C$              C$
-------------------------------------------------------------------------------------------------
                                                        [NOTE 2]                        [NOTE 2]
                                                       [UNAUDITED]     [UNAUDITED]
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               1,915,887      2,900,651      6,643,370
Short-term investment                                   1,000,170      1,514,258           --
Investment tax credits receivable                         161,870        245,072        193,000
Other current assets                                      115,136        174,317        273,681
-------------------------------------------------------------------------------------------------
                                                        3,193,063      4,834,298      7,110,051
-------------------------------------------------------------------------------------------------
Property, plant and equipment                           1,636,718      2,477,991      2,504,963
-------------------------------------------------------------------------------------------------
Total Assets                                            4,829,781      7,312,289      9,615,014
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                  619,491        937,909      1,794,641
Other current liabilities                                  57,985         87,790         67,557
-------------------------------------------------------------------------------------------------
                                                          677,476      1,025,699      1,862,198
-------------------------------------------------------------------------------------------------
Long term debt and obligations under capital leases       139,340        210,961        223,289
-------------------------------------------------------------------------------------------------
Total Liabilities                                         816,816      1,236,660      2,085,487
-------------------------------------------------------------------------------------------------
Contingent liability [NOTE 4]
STOCKHOLDERS' EQUITY [NOTE 3]
Common stock
Par value $0.001
Authorized 100,000,000  common shares
Issued and outstanding
29,182,250 common shares                               12,051,767     18,246,375     18,246,375
Paid-up and not issued
40,000 common shares [nil on March 31, 2001]               26,079         39,483           --
Additional paid-in capital                              1,365,692      2,067,658      1,953,410
Deficit accumulated during the development stage       (9,430,573)   (14,277,887)   (12,670,258)
-------------------------------------------------------------------------------------------------
                                                        4,012,965      6,075,629      7,529,527
-------------------------------------------------------------------------------------------------
                                                        4,829,781      7,312,289      9,615,014
=================================================================================================

SEE ACCOMPANYING NOTES

On behalf of the Board

----------------------                                        -----------------
Director                                                      Director

BIOSYNTECH, INC.
A development stage company

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going concern assumption- note 2]

Three-month periods ended June 30, 2001 and 2000
[In Canadian dollars]                                                                            Unaudited

                                              CUMULATIVE FROM
                                                INCEPTION TO
                                                     JUNE 30,        JUNE 30,       JUNE 30,      JUNE 30,
                                                     2001              2001           2001          2000
                                                      C$                US$             C$            C$
----------------------------------------------------------------------------------------------------------
                                                                    [NOTE 2]
Sales                                                313,924            943          1,428         66,200
Cost of sales                                        139,059             94            142         28,172
----------------------------------------------------------------------------------------------------------
                                                     174,865            849          1,286         38,028
----------------------------------------------------------------------------------------------------------
Research and development expenses                  9,681,074        525,118        795,028        535,048
Investment tax credits                            (1,764,631)       (34,394)       (52,072)      (100,000)
General and administrative expenses                6,729,763        441,647        668,654        479,371
Interest on long-term debt                           295,191          7,049         10,672         28,990
Depreciations of property, plant and equipment       407,294         29,702         44,969         45,956
Grants                                               (98,322)        (9,247)       (14,000)          --
Interest income                                     (565,907)       (37,899)       (57,379)      (122,252)
Loss (gain) on foreign exchange                     (231,710)       140,715        213,043        (99,550)
----------------------------------------------------------------------------------------------------------
                                                  14,452,752      1,062,691      1,608,915        767,563
----------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD   (14,277,887)    (1,061,842)    (1,607,629)      (729,535)
Deficit accumulated during the development
    stage, beginning of period                          --       (8,368,731)   (12,670,258)    (7,655,124)
----------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (14,277,887)    (9,430,573)   (14,277,887)    (8,384,659)
==========================================================================================================
Weighted average number of  shares
    outstanding                                   29,182,250     29,182,250     29,034,485
Basic and diluted loss per share                                      (0.04)         (0.06)         (0.03)
==========================================================================================================

SEE ACCOMPANYING NOTES

BIOSYNTECH, INC.
A development stage company

                                    CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        [See Basis of Presentation and Going concern assumption- note 2]

From inception to June 30, 2001
[In Canadian dollars]                                                                    Unaudited

                                                           COMMON STOCK                 COMMON STOCK
                                                       ISSUED AND OUTSTANDING      PAID-UP AND NOT ISSUED
                                                       ----------------------      ----------------------
                                                       SHARES          AMOUNT      SHARES         AMOUNT
                                                       ------          ------      ------         ------
                                                                         $                           $
------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                    8,525,000             1        --            --
Net loss 1996 [325 day period]                                --            --          --            --
------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                  8,525,000             1        --            --
Net loss 1997                                                 --            --          --            --
------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                  8,525,000             1        --            --
Deemed common stock paid up as of January 31,
1998 and issued on August 3, 1998                             --         215,000        --            --
Net loss 1998                                                 --            --          --            --
------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                  8,525,000       215,001        --            --
Deemed common stock issued for cash                      1,746,579     1,083,108        --            --
Deemed common stock issued in exchange
 for services                                            1,940,000     1,455,000        --            --
Deemed options granted to consultants                         --            --          --            --
Net loss 1999                                                 --            --          --            --
Deemed share issuance costs                                   --         (90,200)       --            --
------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                 12,211,579     2,662,909        --            --
Deemed common stock issued for cash                      1,893,457     2,595,222        --            --
Deemed common stock issued in exchange for
intellectual property                                    1,072,000     1,072,000        --            --
Deemed options gtranted to consultants                        --            --          --            --
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                          --            --          --            --
------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                    15,177,036     6,330,131        --            --
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.     12,095,000     2,873,848        --            --
March 31, 2000, issuance                                   843,500     4,270,243        --            --
Share issue costs                                             --        (341,520)       --            --
Net loss and comprehensive loss for the period from
February 29, 2000 to March 31, 2000                           --            --          --            --
------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 28,115,536    13,132,702        --            --
Share issuances                                          1,066,714     5,487,419        --            --
Options granted to consultants                                --            --          --            --
Share issue costs                                             --        (373,746)       --            --
Net loss and comprehensive loss  for the period from
 April 1, 2000 to March 31, 2001                              --            --          --            --
------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                 29,182,250    18,246,375        --            --
Common stock to be issued to a consultant in
  exchange for services [NOTE 3]                              --            --        40,000        39,483
Exchangeable shares of the subsidiary of the
  Company issued as part  of a settlement [NOTE 3]            --            --          --            --
Net loss and comprehensive loss  for the period from
 April 1, 2001 to June  30, 2001                              --            --          --            --
------------------------------------------------------------------------------------------------------------
BALANCE, JUNE  30, 2001                                 29,182,250    18,246,375      40,000        39,483
------------------------------------------------------------------------------------------------------------
US Dollars  [NOTE 2]
Balance, June 30, 2001                                                12,051,767                    26,079
------------------------------------------------------------------------------------------------------------

BIOSYNTECH, INC.
A development stage company

            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONT'D)
        [See Basis of Presentation and Going concern assumption- note 2]

From inception to June 30, 2001
[In Canadian dollars]                                                                 Unaudited

                                                        ADDITIONAL PAID- ACCUMULATED
                                                          IN CAPITAL      DEFICIT        TOTAL
                                                              $               $               $
------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                            1
Net loss 1996 [325 day period]                                --          (2,865)        (2,865)
------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                       --          (2,865)        (2,864)
Net loss 1997                                                 --          (9,332)        (9,332)
------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                       --         (12,197)       (12,196)
Deemed common stock paid up as of January 31,
1998 and issued on August 3, 1998                             --            --          215,000
Net loss 1998                                                 --        (236,987)      (236,987)
------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                       --        (249,184)       (34,183)
Deemed common stock issued for cash                           --            --        1,083,108
Deemed common stock issued in exchange
 for services                                                 --            --        1,455,000
Deemed options granted to consultants                    1,309,350          --        1,309,350
Net loss 1999                                                 --      (4,165,657)    (4,165,657)
Deemed share issuance costs                                   --            --          (90,200)
------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  1,309,350    (4,414,841)      (442,582)
Deemed common stock issued for cash                           --            --        2,595,222
Deemed common stock issued in exchange for
intellectual property                                         --            --        1,072,000
Deemed options gtranted to consultants                     406,560          --          406,560
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                          --      (2,850,977)    (2,850,977)
------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                     1,715,910    (7,265,818)       780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.           --            --        2,873,848
March 31, 2000, issuance                                      --            --        4,270,243
Share issue costs                                             --            --         (341,520)
Net loss and comprehensive loss for the period from
February 29, 2000 to March 31, 2000                           --        (389,306)      (389,306)
------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  1,715,910    (7,655,124)     7,193,488
Share issuances                                               --            --        5,487,419
Options granted to consultants                             237,500          --          237,500
Share issue costs                                             --            --         (373,746)
Net loss and comprehensive loss  for the period from
 April 1, 2000 to March 31, 2001                              --      (5,015,134)    (5,015,134)
------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                  1,953,410   (12,670,258)     7,529,527
Common stock to be issued to a consultant in
  exchange for services [NOTE 3]                              --            --           39,483
Exchangeable shares of the subsidiary of the
  Company issued as part  of a settlement [NOTE 3]         114,248          --          114,248
Net loss and comprehensive loss  for the period from
 April 1, 2001 to June  30, 2001                              --      (1,607,629)    (1,607,629)
------------------------------------------------------------------------------------------------
BALANCE, JUNE  30, 2001                                  2,067,658   (14,277,887)     6,075,629
------------------------------------------------------------------------------------------------
US Dollars  [NOTE 2]
Balance, June 30, 2001                                   1,365,692    (9,430,573)     4,012,965
------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

BIOSYNTECH, INC.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going concern assumption- note 2]

Three-month periods ended June 30, 2001 and 2000
[In Canadian dollars]                                                                                         Unaudited

                                                          CUMULATIVE FROM
                                                            INCEPTION TO
                                                               JUNE 30,         JUNE 30,       JUNE 30,       JUNE 30,
                                                                 2001             2001           2001           2000
                                                                  C$               US$             C$             C$
-----------------------------------------------------------------------------------------------------------------------
                                                                                [NOTE 2]
OPERATING ACTIVITIES
Net loss                                                      (14,277,887)    (1,061,842)    (1,607,629)      (729,535)
Items not affecting cash
  Depreciation                                                    407,294         29,702         44,969         45,956
  Common Stock to be issued to a consultant                     2,566,483         26,079         39,483           --
  Exchangeable shares of the subsidiary of the
  Company issued as part  of a settlement                         114,248         75,461        114,248           --
  Options granted to consultants                                1,953,410           --             --             --
  Exchange loss (gain)                                           (413,028)       118,087        178,783       (142,492)
Changes in working capital assets and liabilities
  Investment tax credits receivable                              (245,072)       (34,394)       (52,072)      (100,000)
  Other current assets                                           (174,317)        65,630         99,364         (9,686)
  Other current liabilities                                        14,630          9,663         14,630        (43,360)
  Accounts payable and accrued liabilities                        894,161       (487,818)      (738,557)      (563,698)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                        (9,160,078)    (1,259,432)    (1,906,781)    (1,542,815)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (1,154,440)        (8,680)       (13,142)       (22,680)
Purchase of short term investment                              (1,589,258)    (1,000,170)    (1,514,258)          --
Proceeds from maturing of short term investments                   75,000           --             --             --
Changes in non-cash working capital balances related to
  investing activities                                             27,260        (78,055)      (118,175)          --
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                        (2,641,438)    (1,086,905)    (1,645,575)       (22,680)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                        700,000           --             --             --
Repayment of long term debt                                      (503,333)        (2,201)        (3,333)       (18,750)
Proceeds of demand loan                                           581,845           --             --             --
Repayment of demand loan                                         (581,845)          --             --             --
Increase in due to stockholder                                     30,394           --             --             --
Decrease in due to stockholders                                   (20,394)          --             --             --
Repayment of obligations under capital leases                  (1,653,392)        (5,447)        (8,247)       (19,990)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                            3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                            3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
Company issued as part  of a settlement                          (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                               9,757,662           --             --        5,487,419
Share issue costs                                                (805,466)          --             --         (373,746)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED) FROM FINANCING ACTIVITIES                    14,289,139         (7,648)       (11,580)     5,074,933
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENT       413,028       (118,087)      (178,783)       142,492
-----------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH  AND CASH EQUIVALENTS                        2,900,651     (2,472,072)    (3,742,719)     3,651,930
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       --        4,387,959      6,643,370      7,301,143
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        2,900,651      1,915,887      2,900,651     10,953,073
======================================================================================================================

SEE ACCOMPANYING NOTES

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001                                                          Unaudited
[In Canadian dollars]

1.        ORGANIZATION AND OPERATIONS OF THE COMPANY

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

2.        BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION

The condensed consolidated financial statements have been prepared in accordance with accounting  principles  generally accepted in the United States for interim financial information,  and with the instructions to Form 10-QSB and item 310 of
Regulation  S-B, on a going  concern  basis which  presumes the  realization  of assets and the discharge of liabilities in the normal course of business for the
foreseeable  future.   Accordingly,   these  condensed   consolidated  financial
statements  do not include any  adjustments  to amounts and  classifications  of assets and liabilities  that might be necessary  should the Company be unable to continue its business in the normal course.

The  Company  has  incurred  net  losses  every  year  since its  inception  and anticipates that losses will continue for the foreseeable future. As at June 30,
2001, the Company's  accumulated deficit was $14,277,887.  The Company's ability to  continue as a going  concern is  dependent  principally  upon its ability to obtain  further  financing  to complete  research and  development  projects and market  products  as to which no  assurance  can be  given,  achieve  profitable operations,  generate positive cash flows from operations, and repay the current portion of long-term debt.

Given its program to limit  operating costs and capital  expenditures  and based upon the Company's  estimated cash requirements,  it is expected that additional funds will be required  before the end of April 2002.  Management  is  currently negotiating  further  financing,  which if  successfully  completed,  management believes will be sufficient to allow the Company to operate into the foreseeable future.  The success of these  negotiations  is  dependent  on a number of items outside the Company's  control and there is  substantial  uncertainty  about the
Company's ability to successfully complete these negotiations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of June 30,
2001, the results of operations and cash flows for the three months ended June
30, 2001 and 2000. The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001                                                          Unaudited
[In Canadian dollars]

2.        BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION
          [CONT'D]

required by generally  accepted  accounting  principles  for complete  financial statements. For further information, refer to the financial statements and notes thereto  included in the  Company's  annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

US dollar amounts presented on the condensed  consolidated balance sheet and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the  closing  exchange  rate at June 30,  2001,  which  was  $1.514
Canadian dollar per US dollar.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of  BioSyntech,  Inc. and its wholly owned  subsidiary  Bio Syntech
Canada,  Inc. All significant  intercompany  balances and transactions have been eliminated on consolidation.

3.        STOCKHOLDERS' EQUITY

On April 3, 2001, the Company signed an agreement with a consultant to seek strategic alliances. As part of this agreement, the Company has to pay half in cash and half in equity for a total value of US$50,000. The Company has to issue
40,000 common shares in exchange for services for a value of C$39,483
[US$25,000], which is equivalent to half of the fair value of the services provided. As of June 30, 2001, these shares were not issued yet and, consequently, they are shown as "Common stock paid-up and not issued". If the consultant obtains additional financing, the Company will have to pay success fees of 5% for the first and the second million, 4% for the third, 3% for the fourth, 2% for the fifth, and 1% for each additional million obtained. The
US$50,000 payment will be credited against any future success fees. Additional amounts shall be paid half in cash and half in equity.

On  June  22,  2001,  the  subsidiary  of the  Company  issued  100,000  Class A exchangeable  shares,  which are exchangeable into common shares of the Company, as part of the judgment in a lawsuit by a former employee. The fair value of the
100,000 shares was recorded at C$114,248  representing  the value of the expense booked  in the year  ended  March  31,  2001.  These  shares  are  presented  as
"Additional paid-in capital".

As of June 30,  2001,  a total of 470,000  warrants  issued by the  Company  are outstanding as follows:

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001                                                          Unaudited
[In Canadian dollars]

3.        STOCKHOLDERS' EQUITY [CONT'D]

           On June 15, 2001, the Company increased the amount of options which may be granted under the Company's Stock Option Plan to an authorized maximum number of 3,900,000 shares of common stock.

              NUMBER OF WARRANTS                   EXPIRY DATE          EXERCISE PRICE

                   470,000                     September 30, 2001          US$ 7.00

4.       CONTINGENT LIABILITY

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

5.       COMPARITVE FIGURES

Certain   comparative  figures  have  been  reclassified  to  conform  with  the presentation adopted for the quarter ended June 30, 2001.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

            The   discussion   in   this   report   on  Form   10-QSB   contains
forward-looking  statements  that involve  risks and  uncertainties.  Our actual results may differ  materially from those discussed  herein.  Factors that could cause or contribute to such differences  include,  but are not limited to, those discussed in "Risk Factors" in this Report.

            The discussion and analysis below should be read in conjunction with our Unaudited Condensed  Consolidated Interim Financial Statements and the notes thereto included elsewhere in this report.

            We  are an  advanced  biomaterials  company  specialized  in  tissue engineering  and therapeutic  delivery.  Our main focus is the repair of damaged tissue in the human  body like bone or  cartilage.  We are also  engaged  in the development of advanced  injectable  biomaterials  for the delivery of cells and genetic material and biotherapeutic agents. We have had limited revenues to date and they have come  entirely  from sales in our  instrumentation  products.  Our future  operations are dependent  upon our receiving the financing  necessary to complete  research  and  development  projects and market our  products.  We are unsure  whether  we can  complete  the  development  of our  products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or  noncompetitive.  We  estimate  that our  financial  resources  will  only be sufficient to meet our planned  activities  at least  through  fiscal year 2002.
(See Liquidity and Capital Resources)

            To date, we have incurred substantial losses from operations, and as of June 30, 2001, had an accumulated deficit of $14,277,887.  We expect to incur substantial  operating expenses in the future to support our product development efforts and expand our technical and management  personnel and organization,  in the event that we are able to continue in operation.

       CURRENCY EXCHANGE RATES

            All dollar amounts  stated in this quarterly  report are in Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated,  the rates at the specific date for the Canadian dollar per one U.S. dollar,  each expressed in Canadian dollars and based on the noon  buying  rate,  except for the rate at end of period,  in New York City for cable  transfers in Canadian  dollars as certified  for customs  purposes by the
Bank of Canada:

Rate at filing date               1.5457

                                             2000                    2001
                                             ----                    ----
Rate at end of period (June 30)             1.4793                  1.5177

Period                             High for the period        Low for the period
------                             -------------------        ------------------

July 2001                                   1.5327                  1.5269
June  2001                                  1.5283                  1.5209
May 2001                                    1.5448                  1.5377
April 2001                                  1.5621                  1.5545
March 2001                                  1.5618                  1.5538

February 2001                               1.5392                  1.4936

Period                              Average for the period

Three Month Period Ended June 30, 2001      1.5403
Three Month Period Ended June 30, 2000      1.4805
Fiscal year ended March 31, 2001            1.5080
Fiscal year ended March 31, 2000            1.4683
Fiscal year ended March 31, 1999            1.5074

         RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statements of operations  for the  three-month  periods ended June 30, 2001 and 2000 (in thousands of CDN$).

                                                         Three-month period
                                                            Ended June 30,
                                                        2001              2000
Sales                                                 $   1.4          $   66.2

Cost of sales                                              .1              28.2
                                                        -----          --------

Gross profit                                          $   1.3          $   38.0

Operating Expenses:
    Research and development                          $ 795.0          $  535.0
    Investment tax credits                              (52.1)           (100.0)
    General and administrative (net of grants)          654.7             479.4
    Depreciation of property, plant and equipment        45.0              46.0
                                                     --------          ---------
Total operating expenses                             $1,442.6          $  960.4
                                                     --------          ---------
Loss from operations                                 $1,441.3          $  922.4
                                                     --------          --------
Interest income                                         (57.4)           (122.3)
Interest expense                                         10.7              29.0
Loss (gain) on foreign exchange                         213.0             (99.6)
                                                     --------          ---------

Net loss                                             $1,607.6          $  729.5

            RESULTS OF  OPERATIONS  FOR THE  THREE-MONTH  PERIODS ENDED JUNE 30,
2001 AND 2000.

Sales

            During the three-month period ended June 30, 2001, the Company had sales of $1,428 and a net loss of $1,607,629 compared to sales of $66,200 and a net loss of $729,535 for the three-month period ended June 30, 2000. The decrease in sales is due to the timing of orders that were received at period end and offset by small sales of chitosan gel.

            Loss per share was $0.06 for the  three-month  period ended June 30,
2001, compared to $0.03 for the three-month period ended June 30, 2000.

Operating Expenses

Research and development

            Research and development expenses were $795,028 for the three-month period ended June 30, 2001 compared to $535,048 for the three-month period ended
June 30, 2000. The increase of $259,980 in the three-month period is attributable to acquisition of research and development equipment ($18,696), hiring of additional researchers and affiliated expenses ($120,946), the cost of pre-clinical toxicological studies ($62,443), the research and development activities with our corporate collaborators ($56,172). We anticipate that we will continue to devote significant resources to research and development for the rest of fiscal year 2002 if we receive financing.

Investment tax credits

            The Company claims an investment tax credit on all allowable research and development expenses. The amount claimed for the three-month period ended June 30, 2001 is $52,072 compared to $100,000 for the three-month period ended June 30, 2000. The decrease is attributable to a decrease in the qualifying expenses.

General and administrative

            General and administrative expenses (net of grants) were $654,654 for the three-month period ended June 30, 2001 compared to $479,371 for the three-month period ended June 30, 2000, representing an increase of $175,283.
The increase in the three-month period is principally attributable professional fees ($34,419), investor relations ($9,221), tax on capital ($15,000), an increase in marketing and administrative expenses due to an increase in personnel ($118,119), expenses relating to the maintenance of the facility in which we conduct our operations ($11,557) and offset by an increase in labor grants received of $14,000.

Depreciation of Property, Plant and Equipment

            Depreciation expense was $44,969 for the three-month period ended
June 30, 2001 compared to $45,956 for the three-month period ended June 30,
2000, representing a slight decrease of $987. The decrease in the three-month period was principally attributable to the change in amortization period of our facility. Previously, we amortized the term of our lease for 10 years; we subsequently changed the term to 20 years after we acquired the facility. This decrease was offset by the increased depreciation recorded due to the increased level of equipment on hand during the period.

Interest Income and Interest Expense

            Interest income represents income earned on our cash and cash equivalents and short-term investment. Interest income for the three-month period ended June 30, 2001 was $57,379 compared to $122,252 for the three-month period ended June 30, 2000, representing a decrease of $64,873. The decrease is primarily due to a lower level of cash on hand during the period versus the prior year period.

            Interest expense was $10,672 for the three-month period ended June
30, 2001 compared to $28,990 for the three-month period ended June 30, 2000. The decrease is attributable to the elimination of the interest on the capital lease entered into in order to finance our facility prior to its acquisition in July
2000, and the reduction of long-term debt on record at June 30, 2001.

Loss (Gain) on Foreign Exchange

            Loss on foreign exchange was $213,043 for the three-month period ended June 30, 2001 compared to a gain of $99,550 for the three-month period ended June 30, 2000 representing a decrease of $312,593. The decrease is a result of the variation in the closing CDN to USD foreign exchange rate from
1.4494 at March 31, 2000 to 1.4806 at June 30, 2000 and from 1.5763 at March 31,
2001 to 1.5140 at June 30, 2001.

Liquidity, Capital Resources and Going concern uncertainty

            We have a limited operating history as a biotechnology company and have not made significant sales of our products. Therefore, our revenues are difficult to predict. Our cash position (including cash equivalents and short term investments) on June 30, 2001 was $4,414,909. We believe that our cash and cash equivalent balances and short-term investment are sufficient for projected capital expenditures and operating expenses only through fiscal year 2002. We also have a program in place to limit our operating costs and future capital expenditures.

            Although management believes that our cash and cash equivalent and short-term investment balances are sufficient for projected capital expenditures and operating expenses only through fiscal year 2002, management is currently pursuing various financing alternatives, including current negotiations for co-development agreements to raise the required financing. We believe the additional financing will be sufficient to allow us to operate into the foreseeable future. Additional financing could result in additional dilution to the Company's stockholders.However, the success of these negotiations is dependant on a number of items outside the Company's control and we are unable to predict whether we will be able to successfully complete a transaction with any financial institution or investors to raise part of any of the required funds. To date, we have no agreements, commitments or understandings with respect to the sale of additional equity or convertible debt securities (See
Note 2, "Basis of Financial Statement Presentation and Going Concern
Assumption", in the Company's Notes to Consolidated Financial Statements.).

            On February 2, 2000, the Company completed a private placement of its securities yielding aggregate proceeds of $3,384,705 for which the Company issued an aggregate of 470,000 shares of common stock and Warrants to purchase an additional 470,000 shares of common stock at a price of $10.60 on or before
September 30, 2001.

            Commencing March 31, 2000 and during the quarter ended June 30,
2000, the Company completed a second private placement and issued a total of
1,910,214 units at a average price of $5.11 per unit as shown in the table below, yielding gross proceeds of $9,757,662. Each unit comprised one share of common stock and one warrant for the purchase of one additional share at a price of $6.81 per share before March 30, 2001. These warrants have expired unexercised.

               Closing Date              Number of Units           Proceeds
              ------------------------------------- ------------------------
              March 31, 2000                 843,500             $ 4,270,243
              April 4, 2000                  833,857             $ 4,281,343
              April 17, 2000                  82,000             $   425,879
              April 27, 2000                  42,857             $   221,925
              June 9, 2000                   108,000             $   558,272
              Totals                       1,910,214             $ 9,757,662

            On June 15, 2001, our Board of Directors approved an increase from
2,500,000 to 3,900,000 shares of common stock in the authorized number of shares which can be granted under our option plan.  This amendement was approved by our stockholders on July 12, 2001.

Employee Count

            As of August 20, 2001, BioSyntech had 38 employees, of whom 24 were engaged on research and development and 14 were engaged in corporate, administrative and quality assurance activities. Except for two employees in our research and development team who are involved in the manufacture of the Mach1TM
Mechanical Tester, we have no other employees involved in the manufacture of our products. BioSyntech anticipates its total employee count to remain at the current level by the end of fiscal year 2002 if it receives additional financing, otherwise it will have to reduce the current level of employees.

                                  RISK FACTORS

            The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

            WE ESTIMATE THE NEED FOR ADDITIONAL FINANCING TO CONTINUE OUR
            OPERATIONS AFTER APRIL 1, 2002 AND WILL NEED SUBSTANTIAL FUNDS
            BEFORE WE ARE PROFITABLE.

            Based on our current operating plan, we estimate that the cash on hand and anticipated receipts will fund our operations only until April 1, 2002.
Accordingly, in order to continue operating after April 1, 2002, we will need additional financing. If we do not receive additional financing, we will reassess our operating plan to reduce expenses on an ongoing basis. In addition, we need to raise substantial amounts of money if we are ever to become profitable. If sufficient financing is unavailable on a timely basis, we will have to curtail development programs or transfer rights in products that could later prove to be of great value. The financing we require and when we will spend it, will depend, in part, on:

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

            SINCE OUR INCEPTION, WE HAVE INCURRED LOSSES AND WE EXPECT THAT WE
            WILL INCUR MORE LOSSES FOR THE FORESEEABLE FUTURE. WE ALSO MAY NEVER
            BECOME PROFITABLE.

            As of June 30, 2001, our accumulated deficit was $14,277,887. We had net operating losses of $1,607,629 and $5,015,134 for the three-month period ended June 30, 2001 and fiscal year ended March 31, 2001, respectively. These losses consist of, among other expenses, research and development costs and general and administrative expenses. We expect to have substantial additional expenses over the next several years as our research and development activities and the process of seeking regulatory approval of our products, including clinical trials, accelerate. Because we do not expect to have significant revenues from the sale of products for several years, if ever, we expect that those expenses will result in additional losses. (See Liquidity and Capital
Resources)

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

            We currently do not have any product that has been approved by the
FDA. We are currently in the process of filing an Investigational Device
Exemption application with the FDA and an Application foe Investigational
Testing with the Health Protection Branch of Canada for our BST-Cargel-CTM.
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

            IF OUR PRESENT AND FUTURE ARRANGEMENTS WITH OUR COLLABORATORS AND
            LICENSEES ARE UNSUCCESSFUL, WE MAY BE UNABLE TO CONTINUE OPERATIONS
            DUE TO SUBSTANTIAL ADDITIONAL OPERATING COSTS.

            We are designing delivery systems for medications and drug products that are protected by our licensees' or collaborators' patents. In some cases, we depend on these parties to conduct pre-clinical testing and clinical trials and in the future, we will seek to have these parties fund our development programs. Our agreements with our collaborators currently do not provide for financing. If we are unable to reach satisfactory agreements with our collaborators or with third parties, we would incur substantial additional costs and would experience substantial delay in commercializing most of our products.
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

            WE MAY NOT ACCURATELY PREDICT BUSINESS TRENDS WHICH CONSEQUENTLY
            MAKES OUR FORWARD LOOKING STATEMENTS INCORRECT.

            This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words "believe",
"anticipate", "estimate", "expect" or words of similar import identify these forward-looking statements. These forward-looking statements are contained principally under the headings "Risk Factors" and "Management's Discussion and
Analysis to Financial Condition and Results of Operations". Although we have based these forward-looking statements on management's analysis of the business trends in the biotechnology industry, these forward-looking statements are subject to risks and uncertainties. Our actual results may differ materially from the expectations expressed by these forward-looking statements. Important factors that may cause actual results to differ materially from the expectations reflected in the forward-looking statements include, but not limited to, those set forth below:

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            During the frist quarter of fiscal year 2002, there were no material developments or new actions or investigations pending or, to our knowledge, threatened against us, except as described below:

            Robert Conyers, a former employee of Bio Syntech Ltd., commenced an action on November 16, 1999 in Superior Court, Province of Quebec, District of
Montreal, against Bio Syntech Ltd. and its then Chairman of the Board, Dr.
Selmani. On April 18, 2001 a judgment was rendered in favor of Mr. Conyers.
Consequently, on June 22, 2001, the subsidiary of the Company paid Mr. Conyers
$64,727 in cash and issued 00,000 Class A exchangeable shares. The Company estimates the total dollar value of the judgment to be approximately $180,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BIOSYNTECH, INC.

                                             By:/s/ Amine Selmani
                                                -----------------------------
                                                Name: Amine Selmani
                                                Title: Chief Executive Officer
                                                       and President

                                             By:/s/ Anthony Casola
                                                -----------------------------
                                                Name: Anthony Casola
                                                Title: Chief Financial Officer

Dated: August 20, 2001

