Form 10QSB/A
period 2001-06-30
BIOSYNTECH INC
filed 2001-08-30
CIK 1094017

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

                                                        ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                                           Page No.

PART I.     FINANCIAL INFORMATION

   Item 1. Unaudited Condensed Consolidated Interim Financial Statements

   Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31,2001                 3

   Condensed Consolidated Statements of Operations for the Three-Month                         4
   periods Ended June 30, 2001 and June 30, 2000

   Condensed Consolidated Statements of Stockholders' equity (deficiency) from                 5
   inception to June 30, 2001

   Condensed Consolidated Statements of Cash Flows for the Three-Month periods                 7
   Ended June 30, 2001 and June 30, 2000

   Notes To Condensed Consolidated Interim Financial Statements                                8

   Item 2.     Management's Discussion and Analysis                                           11

               Risk Factors                                                                   15

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                 20

SIGNATURES                                                                                    21

                                BIOSYNTECH, INC.

PART I.     FINANCIAL  INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

BIOSYNTECH, INC.
A development stage company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        [See Basis of Presentation and Going Concern Assumption - note 2]

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
        [See Basis of Presentation and Going Concern Assumption - note 2]

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
        [See Basis of Presentation and Going Concern Assumption - note 2]

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
------------------------------------------------------------------------------------------------------------

BIOSYNTECH, INC.
A development stage company

            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONT'D)
        [See Basis of Presentation and Going Concern Assumption - note 2]

From inception to June 30, 2001
[In Canadian dollars]                                                                 Unaudited

                                                        ADDITIONAL PAID- ACCUMULATED
                                                          IN CAPITAL      DEFICIT        TOTAL
                                                              $               $               $
------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                         --            --                1
Net loss 1996 [325 day period]                                --          (2,865)        (2,865)
------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                       --          (2,865)        (2,864)
Net loss 1997                                                 --          (9,332)        (9,332)
------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                       --         (12,197)       (12,196)
Deemed common stock paid up as of January 31,
  1998 and issued on August 3, 1998                           --            --          215,000
Net loss 1998                                                 --        (236,987)      (236,987)
------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                       --        (249,184)       (34,183)
Deemed common stock issued for cash                           --            --        1,083,108
Deemed common stock issued in exchange
  for services                                                --            --        1,455,000
Deemed options granted to consultants                    1,309,350          --        1,309,350
Net loss 1999                                                 --      (4,165,657)    (4,165,657)
Deemed share issuance costs                                   --            --          (90,200)
------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  1,309,350    (4,414,841)      (442,582)
Deemed common stock issued for cash                           --            --        2,595,222
Deemed common stock issued in exchange for
  intellectual property                                         --            --        1,072,000
Deemed options gtranted to consultants                     406,560          --          406,560
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                          --      (2,850,977)    (2,850,977)
------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                     1,715,910    (7,265,818)       780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.           --            --        2,873,848
March 31, 2000, issuance                                      --            --        4,270,243
Share issue costs                                             --            --         (341,520)
Net loss and comprehensive loss for the period from
  February 29, 2000 to March 31, 2000                         --        (389,306)      (389,306)
------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  1,715,910    (7,655,124)     7,193,488
Share issuances                                               --            --        5,487,419
Options granted to consultants                             237,500          --          237,500
Share issue costs                                             --            --         (373,746)
Net loss and comprehensive loss  for the period from
  April 1, 2000 to March 31, 2001                             --      (5,015,134)    (5,015,134)
------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                  1,953,410   (12,670,258)     7,529,527
Common stock to be issued to a consultant in
  exchange for services [NOTE 3]                              --            --           39,483
Exchangeable shares of the subsidiary of the
  Company issued as part  of a settlement [NOTE 3]         114,248          --          114,248
Net loss and comprehensive loss  for the period from
  April 1, 2001 to June  30, 2001                             --      (1,607,629)    (1,607,629)
------------------------------------------------------------------------------------------------
BALANCE, JUNE  30, 2001                                  2,067,658   (14,277,887)     6,075,629
------------------------------------------------------------------------------------------------
US Dollars  [NOTE 2]
Balance, June 30, 2001                                   1,365,692    (9,430,573)     4,012,965
------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

BIOSYNTECH, INC.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

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
                                                                  C$               US$             C$             C$
-----------------------------------------------------------------------------------------------------------------------
                                                                                [NOTE 2]
OPERATING ACTIVITIES
Net loss                                                      (14,277,887)    (1,061,842)    (1,607,629)      (729,535)
Items not affecting cash
  Depreciation                                                    407,294         29,702         44,969         45,956
  Common Stock to be issued to a consultant                     2,566,483         26,079         39,483           --
  Exchangeable shares of the subsidiary of the
    Company issued as part of a settlement                        114,248         75,461        114,248           --
  Options granted to consultants                                1,953,410           --             --             --
  Exchange loss (gain)                                           (413,028)       118,087        178,783       (142,492)
Changes in working capital assets and liabilities
  Investment tax credits receivable                              (245,072)       (34,394)       (52,072)      (100,000)
  Other current assets                                           (174,317)        65,630         99,364         (9,686)
  Other current liabilities                                        14,630          9,663         14,630        (43,360)
  Accounts payable and accrued liabilities                        894,161       (487,818)      (738,557)      (563,698)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                        (9,160,078)    (1,259,432)    (1,906,781)    (1,542,815)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (1,154,440)        (8,680)       (13,142)       (22,680)
Purchase of short term investment                              (1,589,258)    (1,000,170)    (1,514,258)          --
Proceeds from maturing of short term investments                   75,000           --             --             --
Changes in non-cash working capital balances related to
  investing activities                                             27,260        (78,055)      (118,175)          --
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                        (2,641,438)    (1,086,905)    (1,645,575)       (22,680)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                        700,000           --             --             --
Repayment of long term debt                                      (503,333)        (2,201)        (3,333)       (18,750)
Proceeds of demand loan                                           581,845           --             --             --
Repayment of demand loan                                         (581,845)          --             --             --
Increase in due to stockholder                                     30,394           --             --             --
Decrease in due to stockholders                                   (20,394)          --             --             --
Repayment of obligations under capital leases                  (1,653,392)        (5,447)        (8,247)       (19,990)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                            3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                            3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                             (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                               9,757,662           --             --        5,487,419
Share issue costs                                                (805,466)          --             --         (373,746)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED) FROM FINANCING ACTIVITIES                    14,289,139         (7,648)       (11,580)     5,074,933
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      413,028       (118,087)      (178,783)       142,492
-----------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH  AND CASH EQUIVALENTS                        2,900,651     (2,472,072)    (3,742,719)     3,651,930
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       --        4,387,959      6,643,370      7,301,143
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        2,900,651      1,915,887      2,900,651     10,953,073
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
                              FINANCIAL STATEMENTS

June 30, 2001                                                          Unaudited
[In Canadian dollars]

1.        ORGANIZATION AND OPERATIONS OF THE COMPANY

The Company has been engaged  primarily in research  and  development  since its inception in 1995. The Company develops  advanced  biomaterials  specializing in tissue  engineering and therapeutic  delivery  focusing on the repair of damaged tissue in the human body like bone or cartilage.  The Company is also engaged in the development of advanced  injectable  biomaterials  for the delivery of cells and genetic  material  and  biotherapeutic  agents.  The Company  also  develops instrumentation products. The Company currently has products at different stages of development,  including the pre-clinical trial stage. The Company has limited
revenues   to  date  and  they  have  come   almost   entirely   from  sales  of
instrumentation products.

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

3.        STOCKHOLDERS' EQUITY

On April 3, 2001,  the Company  signed an agreement  with a  consultant  to seek strategic alliances.  As part of this agreement,  the Company has to pay half in cash and half in equity for a total value of US$50,000. The Company has to issue
40,000  common  shares  in  exchange  for  services  for  a  value  of  C$39,483
[US$25,000],  which  is  equivalent  to half of the fair  value of the  services provided.  As  of  June  30,  2001,  these  shares  were  not  issued  yet  and, consequently  they are shown as "Common  stock  paid-up and not issued".  If the consultant is successful in seeking strategic  alliances and obtains  additional funding,  the Company  will have to pay success fees of 5% for the first and the second million,  4% for the third, 3% for the fourth,  2% for the fifth,  and 1%
for each additional  million  obtained.  The US$50,000  payment will be credited against any future success fees.  Additional  amounts shall be paid half in cash and half in equity.

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

5.       COMPARATIVE FIGURES

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
(See Liquidity and Capital Resources)

            To date, we have incurred substantial losses from operations, and as of June 30, 2001, had an accumulated deficit of $14,277,887.  We expect to incur substantial  operating expenses in the future to support our product development efforts and expand our technical and management  personnel and organization,  in the event that we are able to continue our operations.

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

            RESULTS OF  OPERATIONS  FOR THE  THREE-MONTH  PERIODS ENDED JUNE 30,
2001 AND 2000.

Sales

            During the  three-month  period ended June 30, 2001, the Company had sales of $1,428 and a net loss of $1,607,629  compared to sales of $66,200 and a net loss of  $729,535  for the  three-month  period  ended  June 30,  2000.  The decrease  in sales is due to the timing of orders  that were  received at period end and offset by small sales of chitosan, a raw material of our BST gel.

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
2001 to 1.5140 at June 30, 2001.

Liquidity, Capital Resources and Going Concern Uncertainty

            We have a limited operating  history as a biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult to predict.  Our cash position  (including cash  equivalents and short term  investment) on June 30, 2001 was $4,414,909.  We believe that our cash and cash equivalent balances and short-term  investment are sufficient for projected capital  expenditures  and operating  expenses only through fiscal year 2002. We also have a program in place to limit our  operating  costs and  future  capital expenditures.

            Although  management  believes that our cash and cash equivalent and short-term investment balances are sufficient for projected capital expenditures and operating  expenses only through  fiscal year 2002,  management is currently pursuing various  financing  alternatives,  including  current  negotiations for co-development  agreements  to raise the  required  financing.  We  believe  the additional  financing  will be  sufficient  to  allow  us to  operate  into  the foreseeable future.  Additional financing could result in additional dilution to the  Company's  stockholders.  However,  the  success of these  negotiations  is dependant on a number of items outside the  Company's  control and we are unable to predict whether we will be able to successfully  complete a transaction  with any  financial  institution  or  investors  to raise part of any of the required funds.  To date,  we have no  agreements,  commitments  or  understandings  with respect to the sale of additional  equity or convertible  debt  securities  (See
Note  2,  "Basis  of  Financial   Statement   Presentation   and  Going  Concern
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

            WE MAY NOT ACCURATELY  PREDICT  BUSINESS  TRENDS WHICH  CONSEQUENTLY
            MAKES OUR FORWARD LOOKING STATEMENTS INCORRECT.

            This  quarterly  report on Form  10-QSB/A  includes  forward-looking statements  within the meaning of Section 27A of the  Securities Act of 1933 and
Section  21E of the  Securities  Exchange  Act of  1934.  The  words  "believe",
"anticipate",  "estimate",  "expect" or words of similar  import  identify these forward-looking  statements.  These  forward-looking  statements  are  contained principally under the headings "Risk Factors" and  "Management's  Discussion and
Analysis to Financial  Condition  and Results of  Operations".  Although we have based these forward-looking  statements on management's analysis of the business trends in the  biotechnology  industry,  these  forward-looking  statements  are subject to risks and  uncertainties.  Our actual  results may differ  materially from the expectations expressed by these forward-looking  statements.  Important factors that may cause actual results to differ materially from the expectations reflected in the forward-looking  statements include,  but not limited to, those set forth below:

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
Consequently,  on June 22, 2001,  the subsidiary of the Company paid Mr. Conyers
$64,727 in cash and issued  100,000  Class A  exchangeable  shares.  The Company estimates the total dollar value of the judgment to be approximately $180,000.

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

Dated: August 30, 2001

