Form 10QSB
period 2001-09-30
BIOSYNTECH INC
filed 2001-11-14
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended:     September 30, 2001
                                            --------------------------

( )         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from        to
                                           ------------------

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

                                 (450) 686-2437
                -----------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

            Check whether the issuer (1) has filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

            (X) Yes (  ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

            State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 29,222,250 shares of
Common Stock as of November 9, 2001.

            Transitional Small Business Disclosure Format (check one):

                                               ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------

PART I.     FINANCIAL INFORMATION

    Item 1. Unaudited Condensed Consolidated Interim Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 2001       2
            and March 31,2001

            Condensed Consolidated Statements of Operations for the              3
            Three-Month periods Ended September 30, 2001 and
            September 30, 2000

            Condensed Consolidated Statements of Operations for the              4
            Six-Month periods Ended September 30, 2001 and
            September 30, 2000

            Condensed Statements of Stockholders' equity (deficiency)            5
            from inception to September 30, 2001

            Condensed Consolidated Statements of Cash Flows for the              7
            Three-Month periods Ended September 30, 2001 and
            September 30, 2000

            Condensed Consolidated Statements of Cash Flows for the              8
            Six-Month periods Ended September 30, 2001 and
            September 30, 2000

            Notes To Condensed Consolidated Interim Financial Statements         9-11

    Item 2. Management's Discussion and Analysis                                 12

            Risk Factors                                                         17

PART II.    OTHER INFORMATION

            Item 2.     Changes in Securities and Use of Proceeds                22

            Item 4.     Submission of Matters to a Vote of Security Holders      22

SIGNATURES                                                                       23

                                BIOSYNTECH, INC.

PART I.     FINANCIAL  INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

BIOSYNTECH, INC.
A development stage company

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           [SEE BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION - NOTE 2]

As of September 30, 2001 and  March 31, 2001
[In Canadian dollars]

                                                        SEPTEMBER 30, SEPTEMBER 30,    MARCH 31,
                                                             2001         2001           2001
                                                             US$           C$             C$
------------------------------------------------------------------------------------------------
                                                           [NOTE 2]                    [NOTE 2]
                                                         [UNAUDITED]   [UNAUDITED]
ASSETS
CURRENT ASSETS
Cash and cash equivalents                               1,176,385      1,856,924      6,643,370
Short-term investments                                  1,000,171      1,578,769           --
Investment tax credits receivable                         183,126        289,064        193,000
Other current assets                                      142,066        224,251        273,681
-----------------------------------------------------------------------------------------------
                                                        2,501,748      3,949,008      7,110,051
-----------------------------------------------------------------------------------------------
Property, plant and equipment                           1,546,957      2,441,872      2,504,963
-----------------------------------------------------------------------------------------------
Total Assets                                            4,048,705      6,390,880      9,615,014
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                  569,925        899,626      1,794,641
Other current liabilities                                  74,156        117,055         67,557
-----------------------------------------------------------------------------------------------
                                                          644,081      1,016,681      1,862,198
-----------------------------------------------------------------------------------------------
Long term debt and obligations under capital leases       123,166        194,417        223,289
-----------------------------------------------------------------------------------------------
Total Liabilities                                         767,247      1,211,098      2,085,487
-----------------------------------------------------------------------------------------------

Contingent liability [NOTE 4]

STOCKHOLDERS' EQUITY [NOTE 3]
Common stock
Par value $0.001
Authorized 100,000,000  common shares
Issued and outstanding
29,182,250 common shares                               11,559,313     18,246,375     18,246,375
Paid-up and not issued
40,000 common shares [nil on March 31, 2001]               25,013         39,483           --
Additional paid-in capital                              1,309,888      2,067,658      1,953,410
Deficit accumulated during the development stage       (9,612,756)   (15,173,734)   (12,670,258)
-----------------------------------------------------------------------------------------------
                                                        3,281,458      5,179,782      7,529,527
-----------------------------------------------------------------------------------------------
                                                        4,048,705      6,390,880      9,615,014
===============================================================================================

SEE ACCOMPANYING NOTES

On behalf of the Board

--------------------------                          -----------------------
Director                                            Director

BioSyntech, Inc.
A development stage company

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month period ended September 30, 2001 and 2000
[In Canadian dollars]                                                 Unaudited

                                                 Cumulative from
                                                  inception to
                                                  September 30,   September 30,   September 30, September 30,
                                                       2001            2001          2001          2000
                                                        C$             US$           C$              C$
-------------------------------------------------------------------------------------------------------------
                                                                    [note 2]
Sales                                                367,004         33,627         53,080         22,336
Cost of sales                                        154,159          9,566         15,100         10,036
-------------------------------------------------------------------------------------------------------------
                                                     212,845         24,061         37,980         12,300
-------------------------------------------------------------------------------------------------------------

Research and development expenses                 10,326,108        408,637        645,034        656,500
Investment tax credits                            (1,808,623)       (27,869)       (43,992)          --
General and administrative expenses                7,205,536        301,408        475,773        857,609
Interest on long-term debt                           303,816          5,464          8,625          8,200
Depreciations of property, plant and equipment       452,341         28,538         45,047         27,845
Grants                                              (116,742)       (11,669)       (18,420)       (17,345)
Interest income                                     (600,381)       (21,840)       (34,474)      (103,739)
Loss (gain) on foreign exchange                     (375,476)       (91,077)      (143,766)      (137,707)
-------------------------------------------------------------------------------------------------------------
                                                  15,386,579        591,592        933,827      1,291,363
-------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (15,173,734)      (567,531)      (895,847)    (1,279,063)
Deficit accumulated during the development
    stage, beginning of period                          --       (9,045,225)   (14,277,887)    (8,384,659)
-------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (15,173,734)    (9,612,756)   (15,173,734)    (9,663,722)
=============================================================================================================
Weighted average number of  shares
    outstanding                                                  29,182,250     29,182,250     29,182,250
Basic and diluted loss per share                                      (0.02)         (0.03)        (0,04)
=============================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Six-month period ended September 30, 2001 and 2000
[In Canadian dollars]                                                 Unaudited

                                              Cumulative from
                                                inception to
                                                 September 30,   September 30,  September 30,  September 30,
                                                     2001             2001          2001            2000
                                                       C$              US$           C$              C$
------------------------------------------------------------------------------------------------------------
                                                                    [note 2]
Sales                                                367,004         34,532         54,508         88,536
Cost of sales                                        154,159          9,656         15,242         38,208
------------------------------------------------------------------------------------------------------------
                                                     212,845         24,876         39,266         50,328
------------------------------------------------------------------------------------------------------------

Research and development expenses                 10,326,108        912,298      1,440,062      1,191,548
Investment tax credits                            (1,808,623)       (60,858)       (96,064)      (100,000)
General and administrative expenses                7,205,536        725,009      1,144,427      1,336,980
Interest on long-term debt                           303,816         12,225         19,297         37,190
Depreciations of property, plant and equipment       452,341         57,026         90,016         73,801
Grants                                              (116,742)       (20,538)       (32,420)       (17,345)
Interest income                                     (600,381)       (58,190)       (91,853)      (225,991)
Loss (gain) on foreign exchange                     (375,476)        43,889         69,277       (237,257)
------------------------------------------------------------------------------------------------------------
                                                  15,386,579      1,610,861      2,542,742      2,058,926
------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (15,173,734)    (1,585,985)    (2,503,476)    (2,008,598)
Deficit accumulated during the development
    stage, beginning of period                          --       (8,026,771)   (12,670,258)    (7,655,124)
------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (15,173,734)    (9,612,756)   (15,173,734)    (9,663,722)
============================================================================================================
Weighted average number of  shares
    outstanding                                                  29,182,250     29,182,250     29,108,368
Basic and diluted loss per share                                      (0.05)         (0.09)         (0.07)
============================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        [See Basis of Presentation and Going Concern Assumption - note 2]

From inception to September 30, 2001
[In Canadian dollars]

                                                           Common Stock                 Common Stock
                                                       issued and outstanding      paid-up and not issued
                                                          Shares       Amount         Shares       Amount
                                                                        $                            $
--------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                    8,525,000             1        --            --
Net loss 1996 [325 day period]                                --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                  8,525,000             1        --            --
Net loss 1997                                                 --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                  8,525,000             1        --            --
Deemed common stock paid up as of January 31,
1998 and issued on August 3, 1998                             --         215,000        --            --
Net loss 1998                                                 --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                  8,525,000       215,001        --            --
Deemed common stock issued for cash                      1,746,579     1,083,108        --            --
Deemed common stock issued in exchange
 for services                                            1,940,000     1,455,000        --            --
Deemed options granted to consultants                         --            --          --            --
Net loss 1999                                                 --            --          --            --
Deemed share issuance costs                                   --         (90,200)       --            --
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                 12,211,579     2,662,909        --            --
Deemed common stock issued for cash                      1,893,457     2,595,222        --            --
Deemed common stock issued in exchange for
intellectual property                                    1,072,000     1,072,000        --            --
Deemed options granted to consultants                         --            --          --            --
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                          --            --          --            --
--------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                    15,177,036     6,330,131        --            --
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.     12,095,000     2,873,848        --            --
March 31, 2000, issuance                                   843,500     4,270,243        --            --
Share issue costs                                             --        (341,520)       --            --
Net loss and comprehensive loss for the period from
February 29, 2000 to March 31, 2000                           --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 28,115,536    13,132,702        --            --
Share issuances                                          1,066,714     5,487,419        --            --
Options granted to consultants                                --            --          --            --
Share issue costs                                             --        (373,746)       --            --
Net loss and comprehensive loss  for the period from
 April 1, 2000 to March 31, 2001                              --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                 29,182,250    18,246,375        --            --
Common stock to be issued to a consultant in
exchange for services [note 3]                                --            --        40,000        39,483
Exchangeable shares of the subsidiary of the
Company issued as part of a settlement [note 3]               --            --          --            --
Net loss and comprehensive loss  for the period from
 April 1, 2001 to June 30, 2001                               --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                  29,182,250    18,246,375      40,000        39,483
Net loss and comprehensive loss  for the period from
 July 1, 2001 to September 30, 2001                           --            --          --            --
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                             29,182,250    18,246,375      40,000        39,483

US Dollars  [note 2]
Balance, September 30, 2001                                           11,559,313                    25,013
==============================================================================================================

From inception to September 30, 2001
[In Canadian dollars]                                                Unaudited

                                                        Additional paid-  Accumulated   Total
                                                         in capital         deficit

                                                              $               $           $
------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                         --            --                1
Net loss 1996 [325 day period]                                --          (2,865)        (2,865)
------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                       --          (2,865)        (2,864)
Net loss 1997                                                 --          (9,332)        (9,332)
------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                       --         (12,197)       (12,196)
Deemed common stock paid up as of January 31,
1998 and issued on August 3, 1998                             --            --          215,000
Net loss 1998                                                 --        (236,987)      (236,987)
------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                       --        (249,184)       (34,183)
Deemed common stock issued for cash                           --            --        1,083,108
Deemed common stock issued in exchange
 for services                                                 --            --        1,455,000
Deemed options granted to consultants                    1,309,350          --        1,309,350
Net loss 1999                                                 --      (4,165,657)    (4,165,657)
Deemed share issuance costs                                   --            --          (90,200)
------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  1,309,350    (4,414,841)      (442,582)
Deemed common stock issued for cash                           --            --        2,595,222
Deemed common stock issued in exchange for
intellectual property                                         --            --        1,072,000
Deemed options granted to consultants                      406,560          --          406,560
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                          --      (2,850,977)    (2,850,977)
------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                     1,715,910    (7,265,818)       780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.           --            --        2,873,848
March 31, 2000, issuance                                      --            --        4,270,243
Share issue costs                                             --            --         (341,520)
Net loss and comprehensive loss for the period from
February 29, 2000 to March 31, 2000                           --        (389,306)      (389,306)
------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  1,715,910    (7,655,124)     7,193,488
Share issuances                                               --            --        5,487,419
Options granted to consultants                             237,500          --          237,500
Share issue costs                                             --            --         (373,746)
Net loss and comprehensive loss  for the period from
 April 1, 2000 to March 31, 2001                              --      (5,015,134)    (5,015,134)
------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                  1,953,410   (12,670,258)     7,529,527
Common stock to be issued to a consultant in
exchange for services [note 3]                                --            --           39,483
Exchangeable shares of the subsidiary of the
Company issued as part of a settlement [note 3]            114,248          --          114,248
Net loss and comprehensive loss  for the period from
 April 1, 2001 to June 30, 2001                               --      (1,607,629)    (1,607,629)
------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                   2,067,658   (14,277,887)     6,075,629
Net loss and comprehensive loss  for the period from
 July 1, 2001 to September 30, 2001                           --        (895,847)      (895,847)
------------------------------------------------------------------------------------------------
Balance, September 30, 2001                              2,067,658   (15,173,734)     5,179,782

US Dollars  [note 2]
Balance, September 30, 2001                              1,309,888    (9,612,756)     3,281,458
================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended September 30, 2001 and 2000
[In Canadian dollars]                                                  Unaudited

                                                             Cumulative from
                                                               inception to
                                                               September 30,   September 30,   September 30,  September 30,
                                                                  2001             2001            2001          2000
                                                                   C$               US$             C$           C$
---------------------------------------------------------------------------------------------------------------------------
                                                                                 [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                (15,173,734)      (567,531)      (895,847)    (1,279,063)
Items not affecting cash
Depreciation                                                       452,341         28,538         45,047         27,845
Common stock to be issued to a consultant                        2,566,483           --             --             --
Exchangeable shares of the subsidiary of the
Company issued as part of a settlement                             114,248           --             --             --
Options granted to consultants                                   1,953,410           --             --          237,500
Exchange loss (gain)                                              (499,650)       (54,875)       (86,622)      (137,505)
Exchange loss (gain) on short-term investments                     (64,511)       (40,870)       (64,511)          --
Changes in working capital assets and liabilities
Investment tax credits receivable                                 (289,064)       (27,869)       (43,992)       259,688
Other current assets                                              (224,251)       (31,634)       (49,934)        68,519
Other current liabilities                                           42,722         17,797         28,092           --
Accounts payable and accrued liabilities                           881,357         (8,111)       (12,804)       275,220
---------------------------------------------------------------------------------------------------------------------------
Cash flows relating to operating activities                    (10,240,649)      (684,555)    (1,080,571)      (547,796)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,163,368)        (5,656)        (8,928)      (344,315)
Purchase of short-term investments                              (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                    75,000           --             --           75,000
Changes in non-cash working capital balances related to
investing activities                                                 1,781        (16,141)       (25,479)          --
---------------------------------------------------------------------------------------------------------------------------
Cash flows relating to investing activities                     (2,675,845)       (21,797)       (34,407)      (269,315)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                         700,000           --             --             --
Repayment of long term debt                                       (513,333)        (6,335)       (10,000)       (18,750)
Proceeds of demand loan                                            581,845           --             --             --
Repayment of demand loan                                          (581,845)          --             --             --
Increase in due to stockholder                                      30,394           --             --             --
Repayment due to stockholder                                       (20,394)          --             --             --
Repayment of obligations under capital leases                   (1,658,763)        (3,403)        (5,371)      (967,914)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                             3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                             3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                9,757,662           --             --             --
Share issue costs                                                 (805,466)          --             --             --
---------------------------------------------------------------------------------------------------------------------------
Cash flows relating to financing activities                     14,273,768         (9,738)       (15,371)      (986,664)
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       499,650         54,875         86,622        137,505
---------------------------------------------------------------------------------------------------------------------------
Net change in cash  and cash equivalents                         1,856,924       (661,215)    (1,043,727)    (1,666,270)
Cash and cash equivalents, beginning of period                        --        1,837,600      2,900,651     10,953,073
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         1,856,924      1,176,385      1,856,924      9,286,803
===========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Six-month periods ended September 30, 2001 and 2000
[In Canadian dollars]                                                  Unaudited

                                                             Cumulative from
                                                               inception to
                                                               September 30,  September 30,   September 30,  September 30,
                                                                  2001           2001             2001          2000
                                                                   C$             US$              C$            C$
--------------------------------------------------------------------------------------------------------------------------
                                                                                [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                (15,173,734)    (1,585,985)    (2,503,476)    (2,008,598)
Items not affecting cash
Depreciation                                                       452,341         57,026         90,016         73,801
Common stock to be issued to a consultant                        2,566,483         25,013         39,483           --
Exchangeable shares of the subsidiary of the
Company issued as part of a settlement                             114,248         72,378        114,248           --
Options granted to consultants                                   1,953,410           --             --          237,500
Exchange loss (gain)                                              (499,650)        58,385         92,161       (279,997)
Exchange loss (gain) on short-term investments                     (64,511)       (40,868)       (64,511)          --
Changes in working capital assets and liabilities
Investment tax credits receivable                                 (289,064)       (60,858)       (96,064)       159,688
Other current assets                                              (224,251)        31,315         49,430         58,833
Other current liabilities                                           42,722         27,065         42,722        (43,360)
Accounts payable and accrued liabilities                           881,357       (475,997)      (751,361)      (288,478)
--------------------------------------------------------------------------------------------------------------------------
Cash flows relating to operating activities                    (10,240,649)    (1,892,526)    (2,987,352)    (2,090,611)
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,163,368)       (13,982)       (22,070)      (366,995)
Purchase of short-term investments                              (1,589,258)      (959,301)    (1,514,258)          --
Proceeds from maturing of short-term investments                    75,000           --             --           75,000
Changes in non-cash working capital balances related to
investing activities                                                 1,781        (91,007)      (143,654)          --
--------------------------------------------------------------------------------------------------------------------------
Cash flows relating to investing activities                     (2,675,845)    (1,064,290)    (1,679,982)      (291,995)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                         700,000           --             --             --
Repayment of long term debt                                       (513,333)        (8,447)       (13,333)       (37,500)
Proceeds of demand loan                                            581,845           --             --             --
Repayment of demand loan                                          (581,845)          --             --             --
Increase in due to stockholder                                      30,394           --             --             --
Repayment due to stockholder                                       (20,394)          --             --             --
Repayment of obligations under capital leases                   (1,658,763)        (8,627)       (13,618)      (987,904)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                             3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                             3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                9,757,662           --             --        5,487,419
Share issue costs                                                 (805,466)          --             --         (373,746)
--------------------------------------------------------------------------------------------------------------------------
Cash flows relating to financing activities                     14,273,768        (17,074)       (26,951)     4,088,269
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       499,650        (58,385)       (92,161)       279,997
--------------------------------------------------------------------------------------------------------------------------
Net change in cash  and cash equivalents                         1,856,924     (3,032,275)    (4,786,446)     1,985,660
Cash and cash equivalents, beginning of period                        --        4,208,660      6,643,370      7,301,143
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         1,856,924      1,176,385      1,856,924      9,286,803
==========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2001                                                     Unaudited
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

The  Company  has  incurred  net  losses  every  year  since its  inception  and anticipates  that  losses  will  continue  for  the  foreseeable  future.  As at
September  30, 2001,  the Company's  accumulated  deficit was  $15,173,734.  The
Company's  ability to continue as a going concern is dependent  principally upon its ability to obtain  further  financing to complete  research and  development projects and market products,  achieve profitable operations,  generate positive cash flows from operations, as to which no assurance can be given, and repay the current portion of long-term debt.

Given its program to limit  operating costs and capital  expenditures  and based upon the Company's  estimated cash requirements,  it is expected that additional funds will be required before the end of September 2002. Management is currently negotiating  further  financing,  which if  successfully  completed,  management believes will be sufficient to allow the Company to operate into the foreseeable future.  The success of these  negotiations  is  dependent  on a number of items outside the Company's  control and there is  substantial  uncertainty  about the
Company's ability to successfully complete these negotiations.

In the opinion of management,  the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered  necessary to present  fairly the financial  position as of September
30,  2001,  the results of  operations  and cash flows for the  three-month  and six-month  periods ended September 30, 2001 and 2000. The balance sheet at March
31,

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2001                                                     Unaudited
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

US dollar amounts presented on the condensed  consolidated balance sheet and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the closing  exchange rate at September 30, 2001, which was $1.5785
Canadian dollar per US dollar.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of  BioSyntech,  Inc. and its wholly owned  subsidiary  Bio Syntech
Canada,  Inc. All significant  intercompany  balances and transactions have been eliminated on consolidation.

3.        STOCKHOLDERS' EQUITY

On  April  3,  2001,  the  Company  signed  an  agreement  with  a  mergers  and acquisitions firm to seek strategic  alliances.  As part of this agreement,  the
Company  has to pay fees  half in cash and half in equity  for a total  value of
US$50,000.  The  Company  has to issue  40,000  common  shares in  exchange  for services for a value of C$39,483 [US$25,000], which is equivalent to half of the fair value of the services provided. As of September 30, 2001, these shares were not issued yet and,  consequently,  they are shown as "Common  stock paid-up and not issued".  These shares were issued on October 1, 2001. If the  consultant is successful in seeking strategic  alliances and obtains  additional funding which result in  milestone  payments,  the Company will have to pay success fees of 5%
for the first and the second million,  4% for the third,  3% for the fourth,  2%
for the  fifth,  and 1% for  each  additional  $1  million  dollars  in  funding obtained.  The  US$50,000  payment will be credited  against any future  success fees. Additional amounts shall be paid half in cash and half in equity.

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

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2001                                                     Unaudited
[In Canadian dollars]

3.        STOCKHOLDERS' EQUITY [CONT'D]

As of September 30, 2001, all 470,000 warrants issued by the Company expired.

On July 12,  2001,  the Company  increased  the amount of options,  which may be granted under the Company Stock Option Plan to an authorized  maximum  number of
3,900,000 shares of common stock.

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

5.       COMPARATIVE FIGURES

Certain   comparative  figures  have  been  reclassified  to  conform  with  the presentation adopted for the quarter ended September 30, 2001.

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

            We  are an  advanced  biomaterials  company  specialized  in  tissue engineering  and therapeutic  delivery.  Our main focus is the repair of damaged tissue in the human  body like bone or  cartilage.  We are also  engaged  in the development of advanced  injectable  biomaterials  for the delivery of cells and genetic material and biotherapeutic agents. We have had limited revenues to date and they have come mostly from sales in our instrumentation products. Our future operations are dependent upon our receiving the financing  necessary to complete research and development projects and market our products. We are unsure whether we can complete the development of our products,  or if we complete them whether we can  successfully  market  them or generate  sufficient  revenues to fund our
future  operations  or  additional  research,   development  and  marketing.  In
addition,  major technological changes can occur quickly in the biotechnological and pharmaceutical industries. The development by competitors of technologically improved or different products may make our products obsolete or noncompetitive.
We estimate  that our  financial  resources  will only be sufficient to meet our planned activities up to August 2002. (See Liquidity and Capital Resources)

            To date, we have incurred substantial losses from operations, and as of September 30, 2001, had an accumulated  deficit of $15,173,734.  We expect to incur  substantial  operating  expenses  in the  future to support  our  product development  efforts  and expand our  technical  and  management  personnel  and organization, in the event that we are able to continue our operations.

            CURRENCY EXCHANGE RATES

            All dollar amounts  stated in this quarterly  report are in Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated,  the rates at the specific date for the Canadian dollar per one U.S. dollar,  each expressed in Canadian dollars and based on the noon  buying  rate,  except for the rate at end of period  which is the  closing rate, in New York City for cable transfers in Canadian  dollars as certified for customs purposes by the Bank of Canada:

Rate at filing date                         1.5916

                                             2000            2001
                                             ----            ----
Rate at end of period (September 30)        1.5035          1.5785

Period                              High for the period   Low for the period
------                              -------------------   ------------------

October 2001                                 1.5740         1.5679
September 2001                               1.5703         1.5632
August 2001                                  1.5425         1.5366
July 2001                                    1.5327         1.5269
June 2001                                    1.5283         1.5209

May 2001                                     1.5448         1.5377
April 2001                                   1.5621         1.5545
March 2001                                   1.5618         1.5538
February 2001                                1.5392         1.4936

Period                                               Average for the period
------                                               ----------------------

Three Month Period Ended September 30, 2001                 1.5461
Three Month Period Ended September 30, 2000                 1.4822
Six Month Period Ended September 30, 2001                   1.5436
Six Month Period Ended September 30, 2000                   1.4812
Fiscal year ended March 31, 2001                            1.5080
Fiscal year ended March 31, 2000                            1.4683
Fiscal year ended March 31, 1999                            1.5074

            RESULTS OF OPERATIONS

            The following  table sets forth  certain items in BioSyntech  Inc.'s
(the  "Company")  condensed  consolidated   statements  of  operations  for  the
three-month periods ended September 30, 2001 and 2000, and the six-month periods ended September 30, 2001 and 2000 (in thousands of CDN$).

                                                         Three-month               Six-month
                                                           Period                   Period
                                                     Ended September 30,      Ended September 30,
                                                       2001      2000          2001         2000
                                                    ------------------------------------------------
Sales                                               $   53.1    $    22.3    $     54.5    $    88.5
Cost of sales                                           15.1         10.0          15.2         38.2

Gross profit                                        $   38.0    $    12.3    $     39.3    $    50.3

Operating Expenses:
    Research and development                        $  645.0    $   656.5    $  1,440.1    $ 1,191.5
    Investment tax credits                             (44.0)                     (96.1)      (100.0)
    General and administrative (net of grants)         457.4        840.3       1,120.0    $ 1,319.6
    Depreciation of property, plant and equipment       45.0         27.8          90.0         73.8
    Interest income                                    (34.4)      (103.7)        (91.8)      (226.0)
    Interest expense                                     8.6          8.2          19.3         37.2
    Loss (gain) on foreign exchange                   (143.8)      (137.7)        (69.3)      (237.2)
                                                      ------       ------         -----       ------

Net loss
                                                    $  895.8    $ 1,279.1    $  2,503.5    $ 2,008.6

            RESULTS OF OPERATIONS

Sales

            During the three-month  period ended September 30, 2001, the Company had sales of $53,080 (sale of products and research service  revenues) and a net loss of $895,847

compared to sales of $22,336 and a net loss of  $1,279,063  for the  three-month period ended  September 30, 2000.  The increase in sales is primarily due to the revenue  related to a research  contract which started this quarter.  During the six-month  period ended  September  30,  2001,  the Company had sales of $54,508
(sale of products and research  service  revenues)  and a net loss of $2,503,476 compared  to sales of $ 88,536 and a net loss of $ 2,008,598  for the  six-month period ended September 30, 2000.

            Loss per share was $0.03 for the three-month  period ended September
30, 2001, compared to $0.04 for the three-month period ended September 30, 2000.
Loss per share was $0.09 for the  six-month  period  ended  September  30, 2001, compared to $0.07 for the six-month period ended September 30, 2000.

Operating Expenses

Research and development

            Research and development  expenses were $645,034 for the three-month period ended September 30, 2001 compared to $656,500 for the three-month  period ended September 30, 2000. The decrease of $11,466 in the  three-month  period is primarily  attributable  to a lower  acquisition  of  research  and  development equipment offset by the hiring of additional researchers during the period .

            Research and development  expenses were $1,440,062 for the six-month period ended September 30, 2001 compared to $1,191,548 for the six-month  period ended September 30, 2000,  representing an increase of $248,514. The increase in the  six-month  period is  primarily  attributable  to the hiring of  additional researchers  and higher costs of pre-clinical  toxicological  studies during the period.

Investment tax credits

            The  Company  claims  an  investment  tax  credit  on all  allowable research and development  expenses.  The amount claimed for the six-month period ended  September  30, 2001 is $96,064  compared to  $100,000  for the  six-month period ended September 30, 2000, representing a decrease of $3,936. The decrease is attributable to lower allowable expenses for tax credits  calculations in the six-month period ended September 30, 2001.

General and administrative

            General and  administrative  expenses  (net of grants) were $457,353 for the three-month period ended September 30, 2001 compared to $840,264 for the three-month  period  ended  September  30,  2000,  representing  a  decrease  of
$382,911. The decrease in the three-month period is principally  attributable to a decrease in options  granted to  consultants,  in  professional  fees,  and in marketing  expenses  due to the  Company's  efforts to reduce  operating  costs, offset  by  an  increase  in  administrative  expenses  due  to an  increase  in personnel.

            General and administrative  expenses (net of grants) were $1,112,007 for the six-month period ended September 30, 2001 compared to $1,319,635 for the six-month period ended September 30, 2000,  representing a decrease of $207,628.
The decrease in the six-month  period is principally  attributable to a decrease in options  granted to  consultants,  in  professional  fees,  and in  marketing expenses due to the  Company's  efforts to reduce  operating  costs offset by an increase in  administrative  expenses due to an increase in personnel during the period.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $45,047 for the  three-month  period ended
September  30,  2001  compared  to  $27,845  for the  three-month  period  ended
September 30, 2000,  representing an increase of $17,202.  Depreciation  expense was  $90,016 for the  six-month  period  ended  September  30, 2001  compared to
$73,801 for the  six-month  period  ended  September  30, 2000,  representing  a increase  of  $16,215.  The  increases  in  the  three-month  period  and in the six-month period ended September 30, 2001 were  principally  attributable to the increased  amount of fixed assets during the two periods compared to the amounts during the same two periods last fiscal year.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents  and short-term  investments.  Interest  income for the  three-month period  ended  September  30,  2001 was $34,474  compared  to  $103,739  for the three-month period ended September 30, 2000, representing a decrease of $69,265.
Interest  income for the six-month  period ended  September 30, 2001 was $91,853 compared  to  $225,991  for the  six-month  period  ended  September  30,  2000, representing a decrease of $134,138. The decreases in the three-month period and the six-month  period are primarily due to a higher level of cash on hand during the same period last year as a result of the private placements  realized at the end of fiscal year ended March 31, 2000 and during the  six-month  period  ended
September 30, 2000.

            Interest  expense  was  $8,625  for  the  three-month  period  ended
September 30, 2001 compared to $8,200 for the three-month period ended September
30, 2000,  representing a slight increase of $425.  Interest expense was $19,297 for the  six-month  period ended  September 30, 2001 compared to $37,190 for the six-month  period ended September 30, 2000,  representing a decrease of $17,893.
The decrease in the six-month  period is mainly  attributable to interest on the capital lease transaction on the building entered into by the Company at the end of fiscal 1999 in order to finance its facility prior to its acquisition on July
4, 2000.

Loss (Gain) on Foreign Exchange

            Gain on foreign  exchange was $143,766  for the  three-month  period ended  September  30, 2001  compared to a gain of $137,707  for the  three-month period ended September 30, 2000 representing a decrease of $6,059.  The decrease is a result of the  variation  in the closing CDN to USD foreign  exchange  rate from the  beginning  and the end of each  three-month  periods and its impact on cash and cash  equivalents at the end of both periods.  Loss on foreign exchange was $69,277 for the six-month period ended September 30, 2001 compared to a gain of $237,257 for the six-month  period ended  September 30, 2000. The change is a result of the variation in the closing CDN to USD foreign exchange rate from the beginning and the end of each six-month  periods and its impact on cash and cash equivalents at the end of both periods.

Liquidity, Capital Resources and Going Concern Uncertainty

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult to predict.  Our cash position  (including cash  equivalents and short term investments) on September 30, 2001 was $3,435,693. We believe that our cash and cash  equivalent  balances and  short-term  investments  are  sufficient for projected  capital  expenditures and operating  expenses only through  September
2002.  We also have a program in place to limit our  operating  costs and future capital expenditures.

            Although  management  believes that our cash and cash equivalent and short-term  investment  balances are sufficient for projected operating expenses only through August 2002,  management is currently  pursuing  various  financing alternatives,  including current  negotiations for co-development  agreements to raise the  required  financing.  We believe  the  additional  financing  will be sufficient  to  allow us to  operate  into the  foreseeable  future.

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

            On February 2, 2000,  the Company  completed a private  placement of its securities  yielding  aggregate proceeds of $3,384,705 for which the Company issued an aggregate  of 470,000  shares of common stock and Warrants to purchase an additional  470,000 shares of common stock at a price of US$7.00 on/or before
September 30, 2001. These warrants have expired unexercised.

            Commencing  March 31,  2000 and  during the  quarter  ended June 30,
2000,  the Company  completed a second  private  placement and issued a total of
1,910,214  units at a  average  price of  $5.11  per unit as shown in the  table below,  yielding gross proceeds of $9,757,662.  Each unit comprised one share of common stock and one warrant for the purchase of one additional share at a price of  US$4.50  per share  before  March 30,  2001.  These  warrants  have  expired unexercised.

             -------------------------------------------------------------------
                 Closing Date               Number of Units       Proceeds
             -------------------------------------------------------------------
             March 31, 2000                      843,500        $ 4,270,243
             -------------------------------------------------------------------
             April 4, 2000                       833,857        $ 4,281,343
             -------------------------------------------------------------------
             April 17, 2000                      82,000         $ 425,879
             -------------------------------------------------------------------
             April 27, 2000                      42,857         $ 221,925
             -------------------------------------------------------------------
             June 9, 2000                        108,000        $ 558,272
             -------------------------------------------------------------------
             Totals                             1,910,214       $ 9,757,662
             -------------------------------------------------------------------

            On July 12, 2001, the Company increased the amount of options, which may be granted  under the Company  Stock  Option Plan to an  authorized  maximum number of 3,900,000 shares of common stock.

Employee Count

            As of November 7, 2001, BioSyntech had 32 employees, of whom 21 were
engaged  on  research  and   development  and  11  were  engaged  in  corporate,
administrative and quality assurance activities. Except for two employees in our research  and  development  team who are  involved in the  manufacturing  of the
Mach1(TM)  Mechanical  Tester,  we  have  no  other  employees  involved  in the manufacturing  of our products.  BioSyntech  anticipates that its total employee count to remain at the current level up to the end of fiscal year 2002.

            CONTINGENT MATTERS

            Refer to Note 4 of the  Notes to  Condensed  Consolidated  Financial
Statements for a discussion of legal contingencies.

            DISCLOSURE OF THE IMPACT THAT RECENTLY ISSUED  ACCOUNTING  STANDARDS
            WILL HAVE ON THE COMPANY'S  CONSOLIDATED  FINANCIAL  STATEMENTS WHEN
            ADOPTED IN THE FUTURE

            In August 2001, the Financial Accounting Standards Board issued SFAS
No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived  Assets",
effective  for fiscal years  beginning  after  December 15, 2001.  The new rules retain many of the fundamental  recognition  and measurement  provisions of SFAS
No. 121,  "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of". The Company will apply the new rules  effective April
1, 2002 and has not yet  determined  what the  effect of SFAS No. 144 will be on the earnings and financial position of the Company.

                                  RISK FACTORS

            The Company operates in a rapidly changing environment that involves a  number  of  risks,  some of which  are  beyond  our  control.  The  following discussion highlights the most material of the risks.

            ADDITIONAL  FINANCING  WILL BE REQUIRED TO CONTINUE  OUR  OPERATIONS
AFTER AUGUST 2002 AND WILL NEED SUBSTANTIAL FUNDS BEFORE WE ARE PROFITABLE.

            Based on our current  operating  plan,  we estimate that the cash on hand and  anticipated  receipts will fund our operations only until August 2002.
Accordingly,  in order to continue  operating  after August  2002,  we will need additional  financing.  If we do  not  receive  additional  financing,  we  will reassess our operating plan to reduce expenses on an ongoing basis. In addition, we  need to  raise  substantial  amounts  of  money  if we are  ever  to  become profitable.  If sufficient  financing is unavailable on a timely basis,  we will have to curtail  development  programs or transfer rights in products that could later  prove to be of great  value.  The  financing  we require and when we will spend it, will depend, in part, on:

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

            We are  seeking  funds  by  form  of  debt  securities  and  through arrangements with our collaborative  partners. We currently have no commitments, agreements  or  understandings  regarding  additional  financing  or any current funding arrangement with any of our collaborative  partners and we may be unable to obtain additional  financing or enter into a funding  arrangement with any of our collaborative  partners on satisfactory terms, or at all. In addition, if we issue equity securities,  our present  stockholders will suffer dilution.  If we issue debt securities,  we will face the risks  associated with debt,  including rises in interest rates and  insufficient  cash flow to pay the principal of and interest on our debt securities.

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
            WILL INCUR MORE LOSSES FOR THE FORESEEABLE FUTURE. WE ALSO MAY NEVER
            BECOME PROFITABLE.

            As of September 30, 2001, our accumulated  deficit was  $15,173,734.
We had net  operating  losses of $895,847  and  $5,015,134  for the  three-month period  ended  September  30,  2001  and  fiscal  year  ended  March  31,  2001, respectively.  These  losses  consist of,  among other  expenses,  research  and development  costs and general and  administrative  expenses.  We expect to have substantial  additional expenses over the next several years as our research and development  activities  and the process of seeking  regulatory  approval of our products,  including  clinical trials,  accelerate.  Because we do not expect to have significant  revenues from the sale of products for several years, if ever, we expect that those expenses will result in additional  losses.  (See Liquidity and Capital Resources)

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

PART II.    OTHER INFORMATION

ITEM 2.

            On June 22, 2001, the subsidiary of the Company issued 100,000 Class
A  exchangeable  shares  as part  of the  judgement  in a  lawsuit  by a  former employee.  The fair market value of the 100,000 shares was recorded at $114,248, representing the value of the expenses booked in the fiscal year ended March 31,
2001. Each Class A exchangeable  share can be exchanged into one share of common stock, $.01 par value, of the Company.

ITEM 4.     SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual  meeting of  stockholders  of the  Company on July 12,
2001, the  stockholders (i) elected two Class I directors to the Company's board of directors to serve for a three-year  term;  (ii) approved an amendment to the
Company's  employee stock option  incentive plan to increase the total number of shares of our common stock  available  for issuance  under such option plan from
2,500,000  shares to 3,900,000  shares;  and (iii)  ratified the  appointment of
Ernst & Young LLP as the  Company's  independent  auditors  for the fiscal  year ending March 31, 2002.

(1)         The votes  received  by each  director  nominee  elected  as Class I directors are as follows:

                        Nominee                 For                     Against               Abstain

                        Serge Savard           16,589,528               None                  1,250

                        Pierre Alary           16,589,528               None                  1,250

(2)         The votes received for the approval of an amendment to the Company's employee stock option incentive plan.

                        For                     Against                 Abstain

                        16,576,420              14,350                  None

(3)         The votes received for the  ratification of the appointment of Ernst
            & Young LLP as the  Company's  independent  auditors  for the fiscal year ending March 31, 2002.

                        For                     Against                 Abstain

                        16,589,928              None                    850

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIOSYNTECH, INC.

Dated: November 14, 2001
                                      By:/s/ Amine Selmani
                                         ---------------------------------
                                           Name: Amine Selmani
                                           Title: Chief Executive Officer and President

                                      By:/s/ Lucie Duval
                                         ---------------------------------
                                           Name: Lucie Duval
                                           Title: Chief Accounting Officer
                                           (to verify title with US lawyers)

