Form 10QSB
period 2001-12-31
BIOSYNTECH INC
filed 2002-02-19
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:          December 31, 2001
                                       -----------------------------------------

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

                                 (450) 686-2437
       ------------------------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

            Check  whether  the issuer (1) has filed all  reports to be filed by section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days.

            (X) Yes (   ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity as of the latest practicable date:  [29,222,250] shares of Common Stock as of February 15, 2002.

            Transitional Small Business Disclosure Format (check one):

                                                           ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

   Item 1. Unaudited Condensed Consolidated Interim Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 2001 and      3
            March 31, 2001

            Condensed Consolidated Statements of Operations for the Three-         4
            Month Periods Ended December 31, 2001 and December 31, 2000

            Condensed Consolidated Statements of Operations for the Nine-          5
            Month Periods Ended December 31, 2001 and December 31, 2000

            Condensed Statements of Stockholders' equity (deficiency) from         6
            inception to December 31, 2001

            Condensed Consolidated Statements of Cash Flows for the Three-         7
            Month Periods Ended  December 31, 2001 and December 31, 2000

            Condensed Consolidated Statements of Cash Flows for the Nine-          8
            Month Periods Ended December 31, 2001 and December 31, 2000

            Notes To Condensed Consolidated Interim Financial Statements           9

   Item 2. Management's Discussion and Analysis                                   13

            Risk Factors                                                          18

Part II.       OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds                              23

   SIGNATURES                                                                     24

                                BIOSYNTECH, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated
          Interm Financial Statements.

BioSyntech, Inc.
A development stage company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        [See Basis of Presentation and Going Concern Assumption - note 2]

As of December 31, 2001 and  March 31, 2001
[In Canadian dollars]

                                                          December 31,       December 31,      March 31,
                                                              2001               2001            2001
                                                              US$                 C$              C$
--------------------------------------------------------------------------------------------------------
                                                            [note 2]                           [note 2]
                                                          [unaudited]       [unaudited]

ASSETS

Current assets
Cash and cash equivalents                                  1,591,836         2,535,477         6,643,370
Investment tax credits receivable                            207,850           331,064           193,000
Other current assets                                          81,231           129,384           273,681
--------------------------------------------------------------------------------------------------------
                                                           1,880,917         2,995,925         7,110,051
--------------------------------------------------------------------------------------------------------
Property, plant and equipment                              1,499,193         2,387,915         2,504,963
--------------------------------------------------------------------------------------------------------
Total Assets                                               3,380,110         5,383,840         9,615,014
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                     422,691           673,263         1,794,641
Other current liabilities                                     22,336            35,576            34,224
Current portion of long-term debt                             25,113            40,000            33,333
--------------------------------------------------------------------------------------------------------
                                                             470,140           748,839         1,862,198
--------------------------------------------------------------------------------------------------------
Long-term debt and obligations under capital leases          111,460           177,534           223,289
--------------------------------------------------------------------------------------------------------
Total Liabilities                                            581,600           926,373         2,085,487
--------------------------------------------------------------------------------------------------------
Contingent liability [note 4]
Stockholders' equity [note 3]
Common stock
  Par value $0.001
  Authorized 100,000,000  common shares
  Issued and outstanding
  29,222,250 common shares                                11,480,324        18,285,858        18,246,375
Additional paid-in capital                                 1,614,181         2,571,068         1,953,410
Deficit accumulated during the development stage         (10,295,995)      (16,399,459)      (12,670,258)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                 2,798,510         4,457,467         7,529,527
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 3,380,110         5,383,840         9,615,014
========================================================================================================

See accompanying notes

On behalf of the Board

------------------------------------------------     ---------------------------------------------------
Director                                             Director

BioSyntech, Inc.
A development stage company

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month period ended December 31, 2001 and 2000
[In Canadian dollars]                                                                           Unaudited

                                               Cumulative from
                                                 inception to
                                                  December 31,    December 31,   December 31,  December 31,
                                                      2001           2001          2001          2000
                                                       C$             US$           C$            C$
------------------------------------------------------------------------------------------------------------
                                                                   [note 2]
------------------------------------------------------------------------------------------------------------
Sales                                                554,909        117,971        187,905           --
Cost of sales                                        233,765         49,979         79,606           --
------------------------------------------------------------------------------------------------------------
                                                     321,144         67,992        108,299           --
------------------------------------------------------------------------------------------------------------

Research and development expenses                 10,981,941        411,748        655,833        926,660
Investment tax credits                            (1,850,623)       (26,369)       (42,000)       (35,000)
General and administrative expenses                7,977,545        484,687        772,009        839,037
Interest on long-term debt                           310,181          3,996          6,365          1,917
Depreciations of property, plant and equipment       497,489         28,345         45,148         27,827
Grants                                              (124,242)        (4,709)        (7,500)       (25,307)
Interest income                                     (620,975)       (12,929)       (20,594)      (161,079)
Loss (gain) on foreign exchange                     (450,713)       (47,236)       (75,237)        10,108
------------------------------------------------------------------------------------------------------------
                                                  16,720,603        837,533      1,334,024      1,584,163
------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (16,399,459)      (769,541)    (1,225,725)    (1,584,163)
------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, beginning of period                          --       (9,526,454)   (15,173,734)    (9,663,722)
------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (16,399,459)   (10,295,995)   (16,399,459)   (11,247,885)
============================================================================================================
Weighted average number of  shares
    outstanding                                                  29,222,250     29,222,250     29,182,250
Basic and diluted loss per share                                      (0.03)         (0.04)         (0.05)
============================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Nine-month period ended December 31, 2001 and 2000
[In Canadian dollars]                                                                             Unaudited

                                                Cumulative from
                                                 inception to
                                                  December 31,    December 31,    December 31,   December 31,
                                                      2001            2001           2001           2000
                                                       C$             US$             C$             C$
----------------------------------------------------------------------------------------------------------------
                                                                   [note 2]
Sales                                                554,909        152,193        242,413         88,536
Cost of sales                                        233,765         59,548         94,848         38,208
----------------------------------------------------------------------------------------------------------------
                                                     321,144         92,645        147,565         50,328
----------------------------------------------------------------------------------------------------------------

Research and development expenses                 10,981,941      1,315,856      2,095,895      2,118,209
Investment tax credits                            (1,850,623)       (86,680)      (138,064)      (135,000)
General and administrative expenses                7,977,545      1,203,187      1,916,436      2,176,017
Interest on long-term debt                           310,181         16,111         25,662         39,106
Depreciations of property, plant and equipment       497,489         84,859        135,164        101,628
Grants                                              (124,242)       (25,063)       (39,920)       (42,652)
Interest income                                     (620,975)       (70,597)      (112,447)      (387,070)
Loss (gain) on foreign exchange                     (450,713)        (3,742)        (5,960)      (227,149)
----------------------------------------------------------------------------------------------------------------
                                                  16,720,603      2,433,931      3,876,766      3,643,089
----------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (16,399,459)    (2,341,286)    (3,729,201)    (3,592,761)
Deficit accumulated during the development
    stage, beginning of period                          --       (7,954,709)   (12,670,258)    (7,655,124)
----------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (16,399,459)   (10,295,995)   (16,399,459)   (11,247,885)
================================================================================================================
Weighted average number of  shares
    outstanding                                                  29,195,632     29,195,632     29,132,995
Basic and diluted loss per share                                      (0.08)         (0.13)         (0.12)
================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        [See Basis of Presentation and Going Concern Assumption - note 2]

From inception to December 31, 2001
[In Canadian dollars]                                                                                     Unaudited

                                                               Common Stock                    Common Stock
                                                           issued and outstanding         paid-up and not issued
                                                           Shares          Amount         Shares          Amount
                                                                              $                              $
-------------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                    8,525,000              1               -               -
Net loss 1996 [325 day period]                                   -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                  8,525,000              1               -               -
Net loss 1997                                                    -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                  8,525,000              1               -               -
Deemed common stock paid up as of January 31,
  1998 and issued on August 3, 1998                              -        215,000               -               -
Net loss 1998                                                    -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                  8,525,000        215,001               -               -
Deemed common stock issued for cash                      1,746,579      1,083,108               -               -
Deemed common stock issued in exchange
  for services                                           1,940,000      1,455,000               -               -
Deemed options granted to consultants                            -              -               -               -
Net loss 1999
Deemed share issuance costs                                      -        (90,200)              -               -
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                 12,211,579      2,662,909               -               -
Deemed common stock issued for cash                      1,893,457      2,595,222               -               -
Deemed common stock issued in exchange for
  intellectual property                                  1,072,000      1,072,000               -               -
Deemed options granted to consultants                            -              -               -               -
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                             -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                    15,177,036      6,330,131               -               -
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.     12,095,000      2,873,848               -               -
March 31, 2000, issuance                                   843,500      4,270,243               -               -
Share issue costs                                                -       (341,520)              -               -
Net loss and comprehensive loss for the period from
  February 29, 2000 to March 31, 2000                            -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 28,115,536     13,132,702               -               -
Share issuances                                          1,066,714      5,487,419               -               -
Options granted to consultants                                   -              -               -               -
Share issue costs                                                -       (373,746)              -               -
Net loss and comprehensive loss  for the period from
  April 1, 2000 to March 31, 2001                                -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                 29,182,250     18,246,375               -               -
Common stock to be issued to a consultant in
  exchange for services [note 3]                                 -              -          40,000          39,483
Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement [note 3]                -              -               -               -
Net loss and comprehensive loss  for the period from
  April 1, 2001 to June 30, 2001                                 -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                  29,182,250     18,246,375          40,000          39,483
Net loss and comprehensive loss  for the period from
  July 1, 2001 to September 30, 2001                             -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                             29,182,250     18,246,375          40,000          39,483
Common stock issued to a consultant in
  exchange for services [note 3]                            40,000         39,483         (40,000)        (39,483)
Options granted to consultants [note 3]                          -              -               -               -
Net loss and comprehensive loss  for the period from
  October 1, 2001 to December 31, 2001                           -              -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                              29,222,250     18,285,858               -               -

US Dollars  [note 2]
Balance, December 31, 2001                                             11,480,324                               -

===================================================================================================================

BioSyntech, Inc.
A development stage company

            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        [See Basis of Presentation and Going Concern Assumption - note 2]
                                    (Cont'd)

From inception to December 31, 2001
[In Canadian dollars]                                                                         Unaudited

                                                         Additional paid-   Accumulated         Total
                                                             in capital      deficit

                                                                  $              $                $
-------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                                -              -                1
Net loss 1996 [325 day period]                                       -         (2,865)          (2,865)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                              -         (2,865)          (2,864)
Net loss 1997                                                        -         (9,332)          (9,332)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                              -        (12,197)         (12,196)
Deemed common stock paid up as of January 31,
  1998 and issued on August 3, 1998                                  -              -          215,000
Net loss 1998                                                        -       (236,987)        (236,987)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                              -       (249,184)         (34,183)
Deemed common stock issued for cash                                  -              -        1,083,108
Deemed common stock issued in exchange
  for services                                                       -              -        1,455,000
Deemed options granted to consultants                        1,309,350              -        1,309,350
Net loss 1999                                                        -     (4,165,657)      (4,165,657)
Deemed share issuance costs                                          -              -          (90,200)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                      1,309,350     (4,414,841)        (442,582)
Deemed common stock issued for cash                                  -              -        2,595,222
Deemed common stock issued in exchange for
  intellectual property                                              -              -        1,072,000
Deemed options granted to consultants                          406,560              -          406,560
Net loss and comprehensive loss for the period from
  April 1, 1999 to February 28, 2000                                 -     (2,850,977)      (2,850,977)
-------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                         1,715,910     (7,265,818)         780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.                  -              -        2,873,848
March 31, 2000, issuance                                             -              -        4,270,243
Share issue costs                                                    -              -         (341,520)
Net loss and comprehensive loss for the period from
  February 29, 2000 to March 31, 2000                                -       (389,306)        (389,306)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                      1,715,910     (7,655,124)       7,193,488
Share issuances                                                      -              -        5,487,419
Options granted to consultants                                 237,500              -          237,500
Share issue costs                                                    -              -         (373,746)
Net loss and comprehensive loss  for the period from
  April 1, 2000 to March 31, 2001                                    -     (5,015,134)      (5,015,134)
-------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                      1,953,410    (12,670,258)       7,529,527
Common stock to be issued to a consultant in
  exchange for services [note 3]                                     -              -           39,483
Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement [note 3]              114,248              -          114,248
Net loss and comprehensive loss  for the period from
  April 1, 2001 to June 30, 2001                                     -     (1,607,629)      (1,607,629)
-------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                       2,067,658    (14,277,887)       6,075,629
Net loss and comprehensive loss  for the period from
  July 1, 2001 to September 30, 2001                                 -       (895,847)        (895,847)
-------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                  2,067,658    (15,173,734)       5,179,782
Common stock issued to a consultant in
  exchange for services [note 3]                                     -              -                -
Options granted to consultants [note 3]                        503,410              -          503,410
Net loss and comprehensive loss  for the period from
  October 1, 2001 to December 31, 2001                               -     (1,225,725)      (1,225,725)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                   2,571,068    (16,399,459)       4,457,467

US Dollars  [note 2]
Balance, December 31, 2001                                   1,614,181    (10,295,995)       2,798,510

======================================================================================================

See accompanying notes

                                       6A

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month period ended December 31, 2001 and 2000
[In Canadian dollars]                                                                                           Unaudited

                                                             Cumulative from
                                                              inception to
                                                               December 31,    December 31,    December 31,  December 31,
                                                                   2001           2001            2001          2000
                                                                    C$             US$             C$            C$
--------------------------------------------------------------------------------------------------------------------------
                                                                                  [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                (16,399,459)      (769,541)    (1,225,725)    (1,584,163)
Items not affecting cash
  Depreciation                                                     497,489         28,345         45,148         27,827
  Common stock to be issued to a consultant                      2,566,483           --             --             --
  Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement                           114,248           --             --             --
  Options granted to consultants                                 2,456,820        316,053        503,410           --
  Exchange loss (gain)                                            (518,311)       (11,716)       (18,661)        21,792
  Exchange loss (gain) on short-term investments                   (64,511)          --             --             --
Changes in working capital assets and liabilities
  Investment tax credits receivable                               (331,064)       (26,369)       (42,000)       359,092
  Other current assets                                            (129,384)        59,560         94,867       (140,497)
  Other current liabilities                                           --          (26,822)       (42,722)          --
  Accounts payable and accrued liabilities                         654,805       (142,235)      (226,552)        84,420
--------------------------------------------------------------------------------------------------------------------------
Cash flows relating to operating activities                    (11,152,884)      (572,725)      (912,235)    (1,231,529)
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,154,559)         5,531          8,809       (484,529)
Purchase of short-term investments                              (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                 1,653,769        991,190      1,578,769           --
Changes in non-cash working capital balances related to
    investing activities                                             1,970            119            189           --
--------------------------------------------------------------------------------------------------------------------------
Cash flows relating to investing activities                     (1,088,078)       996,840      1,587,767       (484,529)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                         700,000           --             --             --
Repayment of long-term debt                                       (523,333)        (6,278)       (10,000)       (62,500)
Proceeds of demand loan                                            581,845           --             --             --
Repayment of demand loan                                          (581,845)          --             --             --
Increase in due to stockholder                                      30,394           --             --             --
Decrease in due to stockholder                                     (20,394)          --             --             --
Repayment of obligations under capital leases                   (1,664,403)        (3,541)        (5,640)        (2,686)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                             3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                             3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                9,757,662           --             --             --
Share issue costs                                                 (805,466)          --             --          (53,935)
--------------------------------------------------------------------------------------------------------------------------
Cash flows relating to financing activities                     14,258,128         (9,819)       (15,640)      (119,121)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       518,311         11,716         18,661        (21,792)
--------------------------------------------------------------------------------------------------------------------------
Net change in cash  and cash equivalents                         2,535,477        426,012        678,553     (1,856,971)
Cash and cash equivalents, beginning of period                        --        1,165,824      1,856,924      9,286,803
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         2,535,477      1,591,836      2,535,477      7,429,832
==========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Nine-month period ended December 31, 2001 and 2000
[In Canadian dollars]                                                                                           Unaudited

                                                             Cumulative from
                                                              inception to
                                                               December 31,    December 31,    December 31,  December 31,
                                                                   2001           2001            2001          2000
                                                                    C$             US$             C$            C$
-------------------------------------------------------------------------------------------------------------------------
                                                                                [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                (16,399,459)    (2,341,286)    (3,729,201)    (3,592,761)
Items not affecting cash
  Depreciation                                                     497,489         84,859        135,164        101,628
  Common stock to be issued to a consultant                      2,566,483         24,789         39,483           --
  Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement                           114,248         71,728        114,248           --
  Options granted to consultants                                 2,456,820        316,053        503,410        237,500
  Exchange loss (gain)                                            (518,311)        46,145         73,500       (258,205)
  Exchange loss (gain) on short-term investments                   (64,511)       (40,502)       (64,511)
Changes in working capital assets and liabilities
  Investment tax credits receivable                               (331,064)       (86,680)      (138,064)       518,780
  Other current assets                                            (129,384)        90,593        144,297       (138,438)
  Other current liabilities                                           --             --             --          (65,451)
  Accounts payable and accrued liabilities                         654,805       (613,958)      (977,913)      (204,058)
-------------------------------------------------------------------------------------------------------------------------
Cash flows relating to operating activities                    (11,152,884)    (2,448,259)    (3,899,587)    (3,401,005)
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,154,559)        (8,326)       (13,261)      (772,658)
Purchase of short-term investments                              (1,589,258)      (950,688)    (1,514,258)          --
Proceeds from maturing of short-term investments                 1,653,769        991,190      1,578,769         75,000
Changes in non-cash working capital balances related to
    investing activities                                             1,970        (90,071)      (143,465)          --
-------------------------------------------------------------------------------------------------------------------------
Cash flows relating to investing activities                     (1,088,078)       (57,895)       (92,215)      (697,658)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                         700,000           --             --             --
Repayment of long-term debt                                       (523,333)       (14,649)       (23,333)      (100,000)
Proceeds of demand loan                                            581,845           --             --             --
Repayment of demand loan                                          (581,845)          --             --             --
Increase in due to stockholder                                      30,394           --             --             --
Decrease in due to stockholder                                     (20,394)          --             --             --
Repayment of obligations under capital leases                   (1,664,403)       (12,091)       (19,258)      (990,591)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                             3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                             3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                9,757,662           --             --        5,487,419
Share issue costs                                                 (805,466)          --             --         (427,681)
-------------------------------------------------------------------------------------------------------------------------
Cash flows relating to financing activities                     14,258,128        (26,740)       (42,591)     3,969,147
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       518,311        (46,145)       (73,500)       258,205
-------------------------------------------------------------------------------------------------------------------------
Net change in cash  and cash equivalents                         2,535,477     (2,579,039)    (4,107,893)       128,689
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                        --        4,170,875      6,643,370      7,301,143
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         2,535,477      1,591,836      2,535,477      7,429,832
=========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                                      Unaudited
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

The  Company  has  incurred  net  losses  every  year  since its  inception  and anticipates that losses will continue for the foreseeable future. As of December
31, 2001,  the  Company's  accumulated  deficit was  $16,399,459.  The Company's ability to continue as a going concern is uncertain and is dependent principally
upon  its  ability  to  obtain  further   financing  to  complete  research  and
development  projects  and  market  products,   achieve  profitable  operations,
generate  positive cash flows from  operations,  as to which no assurance can be given, and repay the current portion of long-term debt.

Given its program to limit  operating costs and capital  expenditures  and based upon the Company's  estimated cash requirements,  it is expected that additional funds will be required  before the end of August 2002.  Management  is currently negotiating further financing. The success of these negotiations is dependent on a number  of items  outside  the  Company's  control  and  there is  substantial
uncertainty  about  the  Company's   ability  to  successfully   complete  these
negotiations.

In the opinion of management,  the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered necessary to present fairly the financial position as of December 31,
2001,  the  results  of  operations  and  cash  flows  for the  three-month  and nine-month  period ended  December 31, 2001 and 2000. The balance sheet at March
31, 2001 has

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                                      Unaudited
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

US dollar amounts presented on the condensed  consolidated balance sheet and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the closing  exchange rate at December 31, 2001,  which was $1.5928
Canadian dollar per US dollar.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of  BioSyntech,  Inc. and its wholly owned  subsidiary  Bio Syntech
Canada,  Inc. All significant  intercompany  balances and transactions have been eliminated on consolidation.

3.        STOCKHOLDERS' EQUITY

On  April  3,  2001,  the  Company  signed  an  agreement  with  a  mergers  and acquisitions firm to seek strategic  alliances.  As part of this agreement,  the
Company must pay half the  consideration  in cash and half the  consideration in equity for a total value of US$50,000.  On October 1, 2001,  the Company  issued
40,000  common  shares  in  exchange  for  services  for  a  value  of  C$39,483
[US$25,000].  If the consultant is successful in seeking strategic alliances and obtains additional funding which result in milestone payments,  the Company will be required to pay a success fees of 5% for the first and the second million, 4%
for the third, 3% for the fourth,  2% for the fifth,  and 1% for each additional
$1 million dollars in funding  obtained.  The US$50,000 payment will be credited against any future success fees. Additional amounts owed to the consultant shall be paid half in cash and half in equity.

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

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                                      Unaudited
[In Canadian dollars]

3.        STOCKHOLDERS' EQUITY [CONT'D]

On July 12,  2001,  the  Company  increased  the number of shares  reserved  for issuance under the Company's  Stock Option Plan to an authorized  maximum number of 3,900,000 shares of common stock.

As of September 30, 2001, warrants to purchase 470,000 shares of common stock of the Company expired.

On November 29, 2001, options to purchase 2,235,000 shares of common stock under the  Company's  Stock  Option Plan have been granted as follows:  977,500  stock options to employees, 300,000 stock options to members of the Board of Directors and 957,500 stock options to consultants.  These options can be exercised over a five-year period from the grant date.

The following table summarizes  information  regarding the price and the vesting date:

---------------------------------------------------------------------------------------------------
Price        Fully vested      Vesting on        Vesting on            Vesting on             Total
-----        ------------      -----------      -----------           ------------           -----
                              May 16, 2002    December 31, 2002    December 31, 2003
                              ------------    -----------------    -----------------
---------------------------------------------------------------------------------------------------
$0.79          1,022,500         175,000                -                     -          1,197,500
---------------------------------------------------------------------------------------------------
$1.19            175,000               -                -                     -            175,000
---------------------------------------------------------------------------------------------------
$1.58            406,000               -          221,000               235,500            862,500
---------------------------------------------------------------------------------------------------
Total          1,603,500         175,000          221,000               235,500          2,235,000
---------------------------------------------------------------------------------------------------

The fair value of the stock options  granted to the  consultants  at the date of grant was  charged  to  research  and  development  and  general  administrative expenses in the amount of $158,646 and $344,764, respectively. The fair value of these stock options are presented as "Additional paid-in capital". Some of these options were granted to pay future  services.  The fair value of these  services amount to $40,300 and will be charged to expenses as services are rendered.  The fair value of these stock options at the date of grant was  estimated  using the
Black-Scholes pricing model.

As of  December  31,  2001,  options to purchase  847,500  Class A shares of Bio
Syntech Canada Inc. expired.  Also,  options to purchase 5,000 Class A shares of
Bio Syntech Canada Inc. and options to purchase 50,000 share of the common stock of the Company were  cancelled  because more than 90 days had elapsed  since the departure date of some employees.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2001                                                      Unaudited
[In Canadian dollars]

4.       CONTINGENT LIABILITY

A former  executive  employee and officer of the Company has commenced an action for wrongful termination and is seeking C$224,000 in compensation  allegedly due plus C$35,000 for punitive and additional damages. In the opinion of management, based on  advice  and  information  provided  by its  legal  counsel,  the final determination of this litigation is not  determinable.  As such no provision has been recorded in the accounts.

5.       SUBSEQUENT EVENTS

On January 10, 2002, the Company  signed an agreement  with RCG Capital  Markets
Group Inc. ("RCG") expiring in eighteen months.  RCG will serve as the exclusive financial  relations  counsel for the Company in the United  States.  As part of this agreement,  the Company will pay for the financial relations services to be rendered in cash and in equity.  For the first seven-month  period,  the Company must issue a total of 35,000 common shares and pay in cash US$21,000 in exchange for the services provided and US$6,000 per month  subsequently  until the end of the agreement. The contract is cancellable by either party, subject to terms and conditions, after the conclusion of the initial seven-month period.

The Company has granted RCG, subject to Board of Directors' approval,  an option to purchase  200,000  shares of common stock of the Company at an exercise price of  US$0.60  of  which  options  to  purchase  20,000  shares  of  common  stock immediately  vested at the date of the  agreement The vesting dates of the other options are conditional  upon the rendering of specified  services.  The options can be exercised over a six-year period.

6.       COMPARATIVE FIGURES

Certain   comparative  figures  have  been  reclassified  to  conform  with  the presentation adopted for the quarter ended December 31, 2001.

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

                   To date, we have incurred substantial losses from operations, and as of December 31,  2001,  had an  accumulated  deficit of  $16,399,459.  We expect to incur  substantial  operating  expenses  in the future to support  our product  development  efforts and expand our technical and management  personnel and organization, subject to obtaining financing.

                   Currency Exchange Rates
                   -----------------------

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

Rate at filing date                                               1.5885

                                                                    2000                     2001
                                                                    ----                     ----
Rate at end of period (December 31)                               1.4995                    1.5928

Period                                                       High for the period      Low for the period
------                                                       -------------------      ------------------

January 2002                                                      1.6033                    1.5967
December 2001                                                     1.5805                    1.5743
November 2001                                                     1.5955                    1.5898
October 2001                                                      1.5740                    1.5679
September 2001                                                    1.5703                    1.5632

August 2001                                                       1.5425                    1.5366
July 2001                                                         1.5327                    1.5269
June 2001                                                         1.5283                    1.5209
May 2001                                                          1.5448                    1.5377
April 2001                                                        1.5621                    1.5545
March 2001                                                        1.5618                    1.5538
February 2001                                                     1.5392                    1.4936

Period                                                   Average for the period
------                                                   ----------------------

Three Month Period Ended December 31, 2001                        1.5804
Three Month Period Ended December 31, 2000                        1.5256
Nine Month Period Ended December 31, 2001                         1.5559
Nine Month Period Ended December 31, 2000                         1.4960
Fiscal year ended March 31, 2001                                  1.5040
Fiscal year ended March 31, 2000                                  1.4683

                   Results of Operations
                   ---------------------

                   The following table sets forth certain items in the Company's condensed  consolidated  statements of operations  for the  three-month  periods ended December 31, 2001 and 2000, and the nine-month  periods ended December 31,
2001 and 2000 (in thousands of CDN$).

                                                          Three-month             Nine-month
                                                            Periods                Periods
                                                       Ended December 31,     Ended December 31,
                                                       2001         2000       2001       2000
                                                    ---------------------------------------------
Sales                                               $  187.9      $   --    $  242.4    $   88.5
Cost of sales                                           79.6          --        94.8        38.2
                                                     --------    --------   ---------    --------

Gross profit                                        $  108.3      $   --    $  147.6    $   50.3

Operating Expenses:
    Research and development                        $  655.8    $  926.7  $  2,095.9    $2,118.2
    Investment tax credits                             (42.0)      (35.0)     (138.1)     (135.0)
    General and administrative (net of grants)         764.5       813.7     1,876.5     2,133.4
    Depreciation of property, plant and equipment       45.1        27.8       135.2       101.6
    Interest income                                    (20.6)     (161.1)     (112.4)     (387.1)
    Interest expense                                     6.4         1.9        25.7        39.1
Loss (gain) on foreign exchange                        (75.2)       10.1        (6.0)     (227.1)
                                                    ---------------------------------------------
Net loss                                            $1,225.7    $1,584.1    $3,729.2    $3,592.8

Sales

                   During the  three-month  period ended  December 31, 2001, the
Company had sales of $187,905 (sale of products and research  service  revenues)
and a net  loss of  $1,225,725  compared  to  sales  of zero  and a net  loss of
$1,584,163 for the  three-month  period ended December 31, 2000. The increase in sales is primarily  due to the revenue  related to sale of products.  During the nine-month  period ended  December  31, 2001,  the Company had sales of $242,413
(sale of products and research  service  revenues)  and a net loss of $3,729,201 compared to sales of $ 88,536 and a net loss of $ 3,592,761  for the  nine-month period ended December 31, 2000.

                   Loss per share was $0.04  for the  three-month  period  ended
December 31, 2001,  compared to $0.05 for the three-month  period ended December
31, 2000. Loss per share was $0.13 for the nine-month  period ended December 31,
2001, compared to $0.12 for the nine-month period ended December 31, 2000.

Operating Expenses

Research and development

                   Research  and  development  expenses  were  $655,833  for the three-month  period  ended  December  31,  2001  compared  to  $926,660  for the three-month  period ended  December  31,  2000.  The decrease of $270,827 in the three-month  period is  primarily  attributable  to lower  expenses  for (i) the
acquisition  of  research  and  development   equipment  and  (ii)  pre-clinical
toxicological studies, a reduction of researchers and affiliated expenses offset
by  the  increase  in  compensation   expense  related  to  options  granted  to
consultants during the period.

                   Research and  development  expenses were  $2,095,895  for the nine-month  period  ended  December  31,  2001  compared to  $2,118,209  for the nine-month  period ended December 31, 2000,  representing a decrease of $22,314.
The  decrease  in the  nine-month  period  is  primarily  attributable  to lower expenses for (i) the acquisition of research and development  equipment and (ii)
pre-clinical  toxicological  studies  offset  by the  increase  in  compensation expense related to options granted to consultants during the period.

Investment tax credits

                   The Company  claims an investment tax credit on all allowable research and development  expenses.  The amount for the three-month period ended
December  31, 2001 is $42,000  compared to $35,000  for the  three-month  period ended December 31, 2000,  representing an increase of $7,000. The amount for the nine-month  period ended December 31, 2001 is $138,064  compared to $135,000 for the  nine-month  period ended  December 31,  2000,  representing  an increase of
$3,064.  The increases in the three-month and nine-month  periods are due to the higher level of allowable research and development expenses.

General and administrative

                   General  and  administrative  expenses  (net of grants)  were
$764,509 for the three-month period ended December 31, 2001 compared to $813,730 for the three-month  period ended December 31, 2000,  representing a decrease of
$49,221. The decrease in the three-month period is principally attributable to a decrease in expenses related to investors,  professional  fees and personnel and in marketing  expenses  resulting from the Company's efforts to reduce operating costs offset by an increase in  compensation  expense related to options granted to consultants.

                   General  and  administrative  expenses  (net of grants)  were
$1,876,516  for the  nine-month  period  ended  December  31,  2001  compared to
$2,133,365  for the nine-month  period ended  December 31, 2000,  representing a decrease of  $256,849.  The  decrease in the  nine-month  period is  principally attributable  to a  decrease  in  professional  fees,  in  expenses  related  to investors and marketing  expenses resulting from the Company's efforts to reduce operating costs offset by an increase in compensation expense related to options granted to consultants and an increase of administrative personnel.

Depreciation of Property, Plant and Equipment

                   Depreciation  expense was $45,148 for the three-month  period ended  December 31, 2001  compared to $27,827 for the  three-month  period ended
December 31, 2000, representing an increase of $17,321. Depreciation expense was
$135,164 for the nine-month  period ended December 31, 2001 compared to $101,628 for the nine-month  period ended December 31, 2000,  representing an increase of
$33,536.  The increases in the three-month  period and in the nine-month  period ended December 31, 2001 were principally attributable to the increased amount of fixed assets during the two periods  compared to the amounts during the same two periods for the previous fiscal year.

Interest Income and Interest Expense

                   Interest income represents income earned on our cash and cash equivalents.  Interest income for the three-month period ended December 31, 2001 was $20,594  compared to $161,079 for the three-month  period ended December 31,
2000,  representing a decrease of $140,485.  Interest  income for the nine-month period  ended  December  31, 2001 was  $112,447  compared  to  $387,070  for the nine-month period ended December 31, 2000,  representing a decrease of $274,623.
The decreases in the three-month  period and the nine-month period are primarily due to a higher  level of cash on hand during the same  period for the  previous year as a result of the  private  placements  realized at the end of fiscal year ended March 31, 2000 and during the nine-month period ended December 31, 2000.

                   Interest expense was $6,365 for the three-month  period ended
December 31, 2001 compared to $1,917 for the  three-month  period ended December
31, 2000,  representing an increase of $4,448.  Interest expense was $25,662 for the  nine-month  period  ended  December  31,  2001  compared to $39,106 for the nine-month  period ended December 31, 2000,  representing a decrease of $13,444.
The decrease in the nine-month  period is primarily  attributable to interest on the capital lease transaction on the building entered into by the Company at the end of fiscal 1999 prior to its acquisition on July 4, 2000.

Loss (Gain) on Foreign Exchange

                   Gain on foreign  exchange  was  $75,237  for the  three-month period ended December 31, 2001 compared to a loss of $10,108 for the three-month period ended December 31, 2000 representing a change of $85,345. The change is a result of the variation in the closing CDN to USD foreign exchange rate from the beginning  and the end of each  three-month  periods  and its impact on cash and cash equivalents at the end of both periods. Gain on foreign exchange was $5,960 for the nine-month period ended December 31, 2001 compared to a gain of $227,149 for the nine-month period ended December 31, 2000. The change is a result of the variation in the closing CDN to USD foreign exchange rate from the beginning and the end of each nine-month  periods and its impact on cash and cash  equivalents at the end of both periods.

Liquidity, Capital Resources and Going Concern Uncertainty

                   We have limited operating history as a biotechnology  company and have not made significant sales of our products. Therefore, our revenues are difficult to predict. Our cash position on December 31, 2001 was $2,535,477.  We believe that our cash and cash equivalent  balances are sufficient for projected capital  expenditures  and operating  expenses only through August 2002. We also have a  program  in  place to limit  our  operating  costs  and  future  capital expenditures.

                   Management   believes  that  our  cash  and  cash  equivalent
balances are only  sufficient  for  projected  operating  expenses  only through
August 2002.  Management  continues to pursue  various  financing  alternatives, including on-going  negotiations for  co-development  agreements and bank credit facility to raise the required financing.  Additional  financing could result in additional dilution to the Company's stockholders. However, the success of these negotiations is dependant on a number of items outside the Company's control and we are unable to  predict  whether  we will be able to  successfully  complete a transaction with any financial  institution or investors to raise part of any of
the  required   funds.   To  date,  we  have  no   agreements,   commitments  or
understandings with respect to the sale of additional equity or convertible debt securities  (See Note 2, "Basis of Financial  Statement  Presentation  and Going
Concern   Assumption",   in  the  Company's  Notes  to  Consolidated   Financial
Statements.)

                   On  February  2,  2000,  the  Company   completed  a  private
placement of its securities  yielding aggregate proceeds of $3,384,705 for which the Company  issued an aggregate of 470,000  shares of common stock and warrants to purchase an additional  470,000  shares of common stock at a price of US$7.00 on/or before September 30, 2001. The warrants expired on September 30, 2001.

                   Commencing  March 31, 2000 and during the quarter  ended June
30, 2000, the Company completed a second private placement and issued a total of
1,910,214  units at a  average  price of  $5.11  per unit as shown in the  table below,  yielding gross proceeds of $9,757,662.  Each unit comprised one share of common stock and one

warrant for the purchase of one additional share at a price of US$4.50 per share before March 30, 2001. The warrants expired on September 30, 2001.

              ------------------------------------------------------------------
                   Closing Date         Number of Units         Proceeds
              ------------------------------------------------------------------
              March 31, 2000                843,500            $ 4,270,243
              ------------------------------------------------------------------
              April 4, 2000                 833,857            $ 4,281,343
              ------------------------------------------------------------------
              April 17, 2000                82,000             $ 425,879
              ------------------------------------------------------------------
              April 27, 2000                42,857             $ 221,925
              ------------------------------------------------------------------
              June 9, 2000                  108,000            $ 558,272
              ------------------------------------------------------------------
              Totals                       1,910,214           $ 9,757,662
              ------------------------------------------------------------------

                   On July 12, 2001, the Company  increased the number of shares reserved for issuance  under the  Company's  Stock Option Plan to an  authorized maximum  number  of  3,900,000  shares  of common  stock.  For more  information regarding  options granted as of December 30, 2001, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Employee Count

                   As of February 8, 2001, BioSyntech had 30 employees,  of whom
18 were engaged on research and  development  and 12 were engaged in  corporate, administrative and quality assurance activities. Except for two employees in our research  and  development  team who are  involved in the  manufacturing  of the
Mach1TM   Mechanical  Tester,  we  have  no  other  employees  involved  in  the manufacturing  of our products.  BioSyntech  anticipates that its total employee count to remain at the current level up to the end of fiscal year 2002.

                   Contingent Matters
                   ------------------

                   Refer  to  Note  4 of the  Notes  to  Condensed  Consolidated
Financial Statements for a discussion of legal contingencies.

                   Disclosure  of the Impact  That  Recently  Issued  Accounting
                   -------------------------------------------------------------
                   Standards Will Have on the Company's  Consolidated  Financial
                   -------------------------------------------------------------
                   Statements When Adopted in the Future
                   -------------------------------------

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
                   OPERATIONS  AFTER  AUGUST  2002 AND WE WILL NEED  SUBSTANTIAL
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

                   We are  seeking  funds  in the  form of debt  securities  and through  arrangements  with our  collaborative  partners.  We currently  have no commitments, agreements or understandings regarding additional financing, except for that  which was  discussed  in  "Management's  Discussion  and  Analysis  --
Liquidity,  Capital  Resources  and Going Concern  Uncertainty",  or any current funding arrangement with any of our collaborative  partners and we may be unable to obtain additional  financing or enter into a funding  arrangement with any of our collaborative  partners on satisfactory terms, or at all. In addition, if we issue equity securities,  our present  stockholders will suffer dilution.  If we issue debt securities,  we will face the risks  associated with debt,  including rises in interest rates and  insufficient  cash flow to pay the principal of and interest on our debt securities.

                   SINCE OUR  INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT
                   THAT WE WILL INCUR MORE LOSSES FOR THE FORESEEABLE FUTURE. WE
                   ALSO MAY NEVER BECOME PROFITABLE.

                   As  of  December  31,  2001,  our  accumulated   deficit  was
$16,399,459.  We had net operating  losses of $1,225,725  and $5,015,134 for the three-month period ended December 31, 2001 and fiscal year ended March 31, 2001, respectively.  These  losses  consist of,  among other  expenses,  research  and development  costs and general and  administrative  expenses.  We expect to have substantial  additional expenses over the next several years as our research and development  activities  and the process of seeking  regulatory  approval of our products,  including  clinical trials,  accelerate.  Because we do not expect to have significant  revenues from the sale of products for

several years,  if ever, we expect that those expenses will result in additional losses. (See Liquidity and Capital Resources)

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

                   We currently  do not have any product that has been  approved by the FDA. We are currently in the process of filing a  pre-submission  package for  BST-InPod  with  the  FDA.  Upon  successful  completion  of  the  required pre-clinical  studies,  an Investigational  Device Exemption ("IDE") application for BST-InPod  will be filed with the FDA. We will also file an  Investigational
Testing  application for BST-InPod with Health  Protection  Branch of Canada. We plan to make the same applications for the following products also:

                   o    BST-Fill;

                   o    BST-Cargel-C(TM) and

                   o    Arthro-BST.

                   We will be allowed to conduct  human  clinical  trials in the
United  States if our IDE  application  is approved by the FDA, and in Canada if our application is approved by the Health Protection Branch of Canada.

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

                   In addition,  under  United  States  securities  regulations, penny stocks  generally are equity  securities with a price of less than US$5.00 per share  other  than  securities  registered  on certain  national  securities exchanges or quoted on the Nasdaq Stock Market. For any transaction  involving a penny stock, unless exempt, the penny stock rules require the delivery, prior to the  transaction,  of a disclosure  schedule  prescribed by the  Securities  and
Exchange  Commission  relating to the penny stock market. The broker-dealer must also  disclose  the  commissions  payable  to  both  the  broker-dealer  and the registered  representative and current  quotations for the securities.  Finally, monthly  statements  must be sent  disclosing  recent price  information  on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of  broker-dealers  to sell our common stock.  The penny stock rules will not apply if the market  price of our common  stock is US$5.00 or  greater.
These  requirements  may reduce the level of trading  activity in any  secondary
market  for  our  common  stock  and  may   adversely   affect  the  ability  of
broker-dealers  to sell our  securities.  This may also affect  your  ability to resell  our  shares of common  stock in the  future if the  market  price of our common stock remains below US$5.00.

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

PART II.           OTHER INFORMATION

Item 2.            Changes in Securities and Use of Proceeds

                   On April 3, 2001,  the  Company  signed an  agreement  with a consultant to seek strategic alliances.  As part of this agreement,  the Company agreed to pay the  consultant a total value of  US$50,000,  payable half in cash and the other half in equity securities of the Company.  On October 1, 2001, the
Company issued 40,000 shares of Common Stock to the consultant  which was valued and  recorded  in the  Company's  book for the  quarter  ended June 30,  2001 at
$39,483 (US$25,000). The securities were issued in accordance with the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    BIOSYNTECH, INC.

Dated: February 19, 2002
                                    By:  /s/ Amine Selmani
                                         ----------------------------------
                                         Name: Amine Selmani
                                         Title: Chief Executive Officer and President

                                    By:  /s/ Lucie Duval
                                         ----------------------------------
                                          Name: Lucie Duval
                                          Title: Controller

