Form 10KSB
period 2002-03-31
BIOSYNTECH INC
filed 2002-07-16
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]         ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       or

[ ]         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from ___________to ____________

                         Commission file number 0-27179
                                                -------

                             BioSyntech, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                     88-0329399
   --------------------------------                 ----------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

   475 Boulevard Armand-Frappier
       Laval, Quebec, Canada                                H7V 4B3
   ---------------------------------                -----------------------
   (Address of principal                                  (Zip Code)
   executive office)

                                 (450) 686-2437
                                 --------------
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

            State issuer's revenues for its most recent fiscal year: $277,833.

            Based upon the closing price of the issuer's common stock, $.001 par value (the "Common  Stock"),  on July 2, 2002, the aggregate market value of the
20,597,250  outstanding  shares of Common  Stock held by  non-affiliates  of the issuer was $5,561,258. Solely for the purposes of this calculation,  shares held by  directors  and  officers of the issuer have been  excluded.  Such  exclusion should not be deemed a  determination  or an  admission  by the issuer that such individuals are, in fact, affiliates of the issuer.

            As of July 2, 2002,  29,222,250  shares of the issuer's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents  Incorporated by Reference:  The  information  required by
Items 9 through  12 of this  Annual  Report on Form  10-KSB is  incorporated  by reference  from the  issuer's  definitive  proxy  materials  for its 2002 Annual
Meeting  of  Stockholders,  which  proxy  materials  are to be  filed  with  the
Securities and Exchange Commission not later than July 29, 2002.

            Transitional Small Business Disclosure Format (check one):

                 /   /   Yes                      /x/   No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

            The following Business section contains  forward-looking  statements that involve risks and uncertainties. Our actual results could differ materially from  those  anticipated  in these  forward-looking  statements  as a result  of certain factors. See "Risk Factors" relating to Forward-Looking  Statements. The fiscal  year end of Bio  Syntech,  Inc.  (together  with our  subsidiaries,  Bio
Syntech Canada Inc. and  Biosyntech  Europe  S.A.R.L,  also referred to as "we,"
"us" or the "Company") is March 31 and its  functional  currency is the Canadian dollar. See "Currency Exchange Rates" for information  regarding of the exchange rate for the Canadian  dollar per one United  States dollar as of March 31, 2001 and March 31, 2002. All amounts in this report are expressed in Canadian dollars unless otherwise indicated.

1.1         General

            We are an advanced biomaterials company specialized in tissue repair and therapeutic delivery.  Our main focus is the repair of damaged tissue in the human body like bone or  cartilage,  and the delivery of  therapeutic  agents to their  site of  action.  We are also  engaged  in the  development  of  advanced injectable  biomaterials for the delivery of cells and genetic material. We have had limited  revenues to date and they have been  generated  almost  entirely by sales of instrumentation products, which we are developing.  The continuation of our  operations  is dependent  upon our  receiving  the  financing  necessary to complete  research  and  development  projects and market our  products.  We are unsure  whether  we can  complete  the  development  of our  products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or  noncompetitive.  We believe that our financial  resources are  sufficient to meet our planned  activities  through  fiscal year 2003 but it is expected  that additional  funds will  continue to be required for an  indefinite  period as no estimate can be made as to when the Company will achieve profitability.

            Our research and  development  efforts are focused on maximizing the multiple benefits of our core technologies, which include:

               o   tissue repair and augmentation

               o   the therapeutic delivery of cells

               o   the delivery of therapeutic agents.

            Our  technologies  apply  to  diverse  specialties,   which  include
reconstructive and/or cosmetic surgery, orthopedics and rheumatology. Orthopedic and  rheumatology  problems include  cartilage  injuries and diseases as well as bone injuries and diseases. Therapeutic delivery includes gene and cell delivery as well as the  delivery of  therapeutic  agents.  Reconstructive  and  cosmetic surgery include soft tissue augmentations and wrinkle management.

            We also have an  instrumentation  division  that is  developing  the
Arthro-BST  (TM) and the Mach-1(TM)  Mechanical  Tester.  Arthro-BST is a device used for visual examination of the articular cartilage and diagnosis. The Mach-1 is a universal  mechanical  testing system for specimens with dimensions between hundreds of microns and a few  centimeters.  It is being used by the Company for evaluating mechanical properties of cartilage.

            For the fiscal  years ended March 31,  2001 and March 31,  2002,  we spent $3,232,074 and $2,590,913, respectively, for research and development.

1.2         Tissue Repair and Therapeutic Delivery Technologies

            We  pursue  our   therapeutic   delivery   and  our  tissue   repair
technologies  either by  ourselves  or in  collaboration  with  partners.  These technologies  aim at  effectively  delivering  cells,  proteins,  or therapeutic agents like proteins and peptides.  We also use our technology for tissue repair and tissue augmentation.

            We have  developed a platform  technology  aimed at the promotion of tissue repair and the effective delivery of active  therapeutics.  This platform technology,  BST-Gel(TM)  is a family of gels that are liquid at low  temperatures and solid at the temperature of the human body. This injectable  delivery system is derived from natural sources and contains no toxic chemicals.  One of its key properties is that it gels locally after its injection.  The gel can then act as a mechanical  scaffold or as a reservoir used to prolong the delivery and action of the  therapeutic  agent.  The  amounts  of  BST-Gel  injected  vary  based on different  requirements.  It has  controllable  residence  times  that allow its therapeutic delivery function to range from a few days to several weeks. BST-Gel requires  no  surgery  for  its  implantation.  It is  biodegradable  and has an adjustable composition.

            We  have  also  developed   other   specialized   gel  and  delivery
technologies  that can be used in conjunction  with BST-Gel.  These  proprietary forms of delivery of therapeutic agents can have the following applications:

            o  delivery of bone-repair therapeutics;
            o  growth  of  tissues  with  or  without  cells  or   growth-factor
               therapeutics;
            o  delivery of small molecules, peptides and proteins produced using genetic engineering;
            o  delivery of DNA vaccines and gene therapy.

1.3         Applications for Our Technologies

            We are currently  conducting research to develop applications of our core technologies in the following areas.

            1.3.1  Cartilage Injuries and Diseases

            The current standard of care for the treatment of cartilage injuries consists of inducing bleeding into the cartilage defect by creating a pathway to the bone that interfaces with the damaged cartilage tissue.  The techniques used include  drilling,  microfracture  and  abrasion to  increase  blood flow to the damaged  cartilage.  These  techniques  result in the formation of a scar tissue with poor mechanical  stability.  As a result,  a patient must undergo  repeated treatments  and often the wear and tear on the affected joint  degenerates  into arthritis,  or more  popularly  known in the  medical  field as  osteoarthritis.
Alternative therapies such as mosaicplasty and Assisted Cell Implantation (ACI)
necessarily involve an open knee surgery, which often result in additional joint problems such as stiff knee and  inflammation.  Our approach using BST-CarGel is to augment the natural healing response provided by microfracture or drilling by providing a defect-filling  implant that can be delivered  arthroscopically  and improve the retention of the wound-healing  blood clot. This minimally  invasive procedure  is  easily  appended  to the  normal  arthroscopic  technique,  while offering a higher chance of success in generating  durable  repair  tissue.  The application  of  BST-CarGel  to the  treated  defect  also may reduce  potential negative  side-effects  such as subchondral cyst formation.  We are currently in the process of preparing an  Investigational  Device Exemption  application with the United States Food and Drug  Administration  (the "FDA") and an  Application
for  Investigational  Testing with the Health Products and Food Branch of Health
Canada.  We will be  allowed  to conduct  human  clinical  testing in the United
States  if our  application  is  approved  by the  FDA,  and  in  Canada  if our application is approved by the Health Products and Food Branch of Health Canada.

1.3.2       Bone Injuries and Diseases

1.3.2.1     OssiFil(TM)

            OssiFil is a new proprietary bone grafting material consisting of an injectable  self-gelling  composite that is not hardened. The OssiFil technology combines  the  flowing/carrying  property  of  BST-Gel  material  and  the  bone formation property of calcium based minerals.  It is ideally used to form a more secure base for growth of bone tissues.

            OssiFil is mainly applied as an injectable bone defect filler.  This favors bone tissue growth in voided or emptied bone tissues. We have initiated a program to locally  apply  OssiFil  materials  to the  treatment  of weakened or fractured  bones.  We also  intend to apply  OssiFil  filling  materials  in the surgical treatment of fractured hip bones.

            1.3.2.2 OssiFix(TM)

            We are developing a new proprietary bone composite cement based upon our BST-Gel technology and calcium phosphate technology. These series of OssiFix bone materials  would be injectable and  self-hardening.  They also would give a stronger  structural  integrity and  biomaterial  strength to severely  weakened bones.

            OssiFix bone  substitutes  would be ideal  materials for  supporting weakened or fractured bones that need to regain structural support and strength.
This technology would be used for the treatment of fractures in the vertebra due to a decrease in bone mass with decreased density and enlargement of bone spaces producing  porosity and fragility,  or more popularly known in the medical field as osteoporotic  vertebra. We plan to initiate the clinical application phase as soon as the OssiFix performances are optimized.

1.4         Intervertebral Disc Regeneration; BST-Disc(TM)

            About 55% of the population  will  eventually  suffer from back pain related  to  faulty  intervertebral  discs.  These  discs  are  used  for  human multi-directional  articulation  and as  shock  absorbers.  Their  structure  is complex,  with an outside shell and a pressurized centre,  similar in feature to
an  automobile   tire.   Through  time,  the   composition  of  the  semi-liquid
cartilaginous  substance  in the centre of the discs  changes,  which leads to a decrease  in pressure  and,  consequently  decreases  disc  height,  a condition similar to driving an  automobile  with a flat tire.  This  decrease in pressure often leads to painful  irritation of the  surrounding  nerve roots and subjects the shell to additional stress that can lead to a herniated disc.

            Conservative treatments include rest, heat, and pain management with non-steroidal  anti-inflammatory  drugs.  Most of the  cases  will  then heal or become  tolerable.  However,  in cases in which the herniated discs do not heal, there is no  recourse  other  than  any of the  following  surgical  procedures:
laminectomy,  nerve root decompression,  lumbar fusion, or even the installation of an  artificial  disc.  Estimates  show that  approximately  5.3% of the North
American  population will go through some form of back surgery for  disc-related problems  between  the  ages  of  20-50.  Despite  the  recent  introduction  of laparoscopic  techniques and fusion cages, the surgical methods remain major and expensive  interventions.  In 1996,  there  were  approximately  440,000  spinal implants  installed by surgery  worldwide,  approximately  40% of which involved spinal  instrumentation at a typical average cost of $67,000.  This procedure is gradually  being replaced by laparoscopic  implantation of a fusion cage,  which costs approximately  $13,000 and has a faster  post-surgical  recovery.  The new procedure,  nevertheless,  places  stress on the two  adjacent  discs that often leads to a repeat  surgery  within the next four years.  The current  artificial disc prosthesis is not a popular  alternative since it cannot,  or hardly,  meet the normal articular range of motion and fatigue resistance requirements.

            An efficient  non-surgical  procedure  would cost a fraction of what surgery would cost and would have a broader appeal to "back sufferers": to those who would  normally go through  surgery,  and to the many who endure the pain to avoid surgery.  Our goal is to offer the patient one last non-surgical  solution that could either permanently solve the problem,  or at least delay the surgical intervention  by a few years.  We  developed  the  BST-Disc  to  re-inflate  the intervertebral tire. In a procedure that is similar to diagnostic discography, a liquid gel is injected  into the disc via a syringe,  whereupon  it restores the disc's height and supports  physiological  load. We have shown in ex vivo animal studies that BST-Disc can be injected in  intervertebral  discs to increase disc thickness and support the mechanical  load. We are currently in the pre-clinical stage of  development  of  BST-Disc.  Further  animal  implantation  studies are planned. A patent is currently pending.

1.5         Soft Tissue Augmentation

            1.5.1        BST-Fill(TM)

            Soft tissue injectable  fillers are used in cosmetic surgery to fill out lines and  creases  caused by aging,  gravity  and sun  exposure.  Collagen, autologous fat, and the more recently  introduced  Hyaluronic acid, are the most commonly used cosmetic fillers.  Botulism toxin (Botox) is used in a similar way to improve facial cosmetic.  All of those products have temporary  effects,  and require  repeated  injection  within  a  few  months.  However,  a new  type  of longer-lasting  cosmetic  fillers is currently  emerging in some markets.  Those products, based on polymers such as polymethyl  methacrylate,  poly-lactic acid, acrylic,  polyacrylamide  and even  silicon,  can offer a much  longer  cosmetic
correction.   The  long-lasting  advantage  is  appreciated  by  customers,  and justifies a higher  selling  price,  despite the fact that some of the available products are known to cause hypertrophic scars and prolonged inflammation.

            BST-Fill is a simple and direct cosmetic  application of the BST-Gel platform  technology.  This  injectable  polymer  solution,  which  gels at body temperature and physiological pH, provides a long-lasting  mechanical support to the  surrounding  soft  tissues.  Our tests have shown that highly  deacetylated chitosans can last more than 18 months after being  injected  into  subcutaneous sites.  BST-Fill  is  therefore  indicated  for  long-term,  or  even  permanent correction of small wrinkles and pronounced  defects.  Its use could even extend to the more demanding  needs of  reconstructive  surgery,  bridging the gap to a field that usually requires surgically implanted polymeric forms.

            All  pre-clinical  studies  have  been  successfully   completed  by
Contract Research  Organisations  operating under Good Laboratory  Practices for this product. The French authorities (Agence Francaise de Securite Sanitaire des
Produits de Sante and other similar ethics review board) has approved a clinical study protocol based on such results.  Six clinical  investigators are currently treating and  recruiting  a total of 100  patients,  in France (five  centers in
Paris, one in Provence).  The protocol involves two series of tolerance tests in the forearms, followed by a treatment of the naso-labial crease. Each patient is followed for at least eight months.

            1.5.2 BST- InPod(TM)

            The American  College of Foot and Ankle  Surgeons  reports that heel pain is a complaint  voiced by 14 percent of the adult  population  and suspects that millions more  silently cope with it. The pain is usually  associated  with atrophy of the  calcaneal  fatty pad.  These  natural  cushions  play a critical
biomechanical   role  in  absorbing   the  shocks  of  walking  and  running  by
distributing  the load and absorbing  impact energy.  The fat pads normally thin out with age, and the risk of premature  atrophy  increases if the individual is overweight,  has diabetes,  has often worn  inadequate  shoes, or has engaged in high  impact  sports.  Also,  the common  treatment  of plantar  fasciitis  with cortisone injections actually leads to further loss of fatty acid substance.

            The aging and  active  segment  of the  population  is  particularly affected  by this  problem.  With the normal loss of fat pads,  a pressure  area starts  developing  over the  metatarsus  and the heel areas as early as age 30.
Over the years,  the  pressure  gradually  aggravates  into some form of walking discomfort and pain,  first  noticeable only during  locomotion,  then worsening into  continuous  pain, and possibly  progressing  into  disabling  pathologies.
Before  resorting to surgery,  the  individuals  suffering  from this  condition currently  rely only on orthoses,  orthopaedic  insole or  heelpieces  for their shoes.

            BST-InPod is a new injectable product that could restore the comfort of these  pads in a  physiological  fashion by  restoring  their  thickness  and cushioning  properties.  There  has been no known  attempt  to  restore  in-heel cushioning.

            All  the  chemical  components  of  the  BST-InPod  formulation  are naturally  occurring  in the human body.  In  addition to being GRAS  (Generally
Regarded As Safe), such chemicals components are currently used on patients at a much higher dose, in injectable  products  routinely  sold on the North American and European markets.  The chemical components also have a long clinical history of safety.  Not  surprisingly,  pre-clinical  studies  required for the European
clinical  studies  have  been  completed  with  success  by  Contract   Research
Organizations  operating under Good Laboratory Practices. In addition, a Belgian ethics  review  board has  approved  a  clinical  study  protocol.  We have also initiated  additional  pre-clinical  tests that we expect to be  required by the
FDA.

1.6         Material Agreements

            In October 1997, we entered into a technology  assignment  agreement with  Polyvalor  Limited  Partnership.  Polyvalor is an entity  created by Ecole
Polytechnique de Montreal for the purpose of  commercializing  the technology in which Ecole Polytechnique has an interest.  Through this agreement,  we acquired all  rights  related  to  certain  patents  and  know-how.  We  agreed to pay to
Polyvalor a royalty of 5% on our gross sales up to a maximum  cumulative  amount of $3,000,000.  Our  subsidiary,  Bio Syntech  Canada,  Inc. issued to Polyvalor
1,072,000  shares of its class A stock,  which  Polyvalor  exchanged in February
2002 for 1,072,000 shares of Common Stock.  Polyvalor has the right to designate one member of our Board of Directors and Mr. Denis N. Beaudry  currently  serves as Polyvalor's designee.

1.7         Market for our Tissue  Repair and Therapeutic Delivery Technologies

            The overall goal of tissue  engineering is the repair of diseased or injured  tissue  or  organs  using  therapeutics  to  regenerate  or heal with a functional  normal  tissue.  This is in  contrast  to the  current  approach  of replacing  an organ  with an  artificial  device.  Artificial  organs,  although sometimes  necessary for short-term  relief,  usually have an inadequate working life  expectancy.  We believe the market  potential  for both the  treatment  of cartilage  injuries  and  diseases  and the market for  tissue  augmentation  is enormous.  Since our  biomaterials  do not  require  surgical  implantation,  we believe our products could lead to a higher probability of success.

            With the unparalleled growth of the biotechnology industry, there is a  growing  need  for  the  development  of  biomaterials  for the  delivery  of therapeutic  agents. We work independently and in collaboration with partners to
develop  and  expand  our   therapeutic   delivery   program.   Our  therapeutic
technologies aim at effectively  delivering  biotherapeutic agents like proteins and peptides.  Therapeutic delivery technologies can also be utilized to address certain needs of both traditional  pharmaceutical compounds and the new class of large molecules  developed by the  biotechnology  industry.  For example,  small synthetic compounds could benefit from the local high dose delivery of a drug to enhance the therapeutic  effect on a target organ while  minimizing side effects to the body. With the advancement of  biotechnology,  new  opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of  biopharmaceutical  products based on proteins,  peptides and nucleic acids.  Drugs developed by  biotechnology  companies often cannot be delivered  orally.  This  inability to deliver  drugs orally  results from their instability in harsh conditions in the digestive tract, their limited ability to be absorbed in an active form in the intestines and their short half-life in the bloodstream.  Consequently,  many of these  drugs  can only be  administered  by frequent injections.  This may limit their clinical applications.  Consequently, new approaches to deliver these  therapeutics  to their needed site of action in the body are being developed.

1.8         Strategy

            Our  research  and  development  efforts  aim  to  develop  advanced biomaterials  for the  fast-growing  demands of the medical  and  pharmaceutical industry.  We are focusing on our in-house  research and development  program to expedite our product  development effort. Once we have sufficient clinical data, we will be entering  into  licensing  agreements  with  partners to expedite the launch of our products.  We will continue to work with  companies  with which we have strategic collaborations to expand our research and development efforts.

1.9         Competition

            Our  products  may  compete  with  new  products   currently   under
development  by others or with products that may cost less than ours. Our actual
and  potential   competitors  include  other  therapeutic   delivery  companies,
biotechnology and pharmaceutical  companies,  academic and research institutions and  government  agencies.  Many  have  greater  name  recognition  and  greater financial,  research and development and personnel  resources than us. Many have greater experience in testing and clinical trials and in the regulatory process.

            With  respect to  therapeutic  delivery,  we are aware that  various methods  such  as  injectable,  pulmonary,  skin  based,  and  oral  methods  to therapeutic delivery have already been developed or being developed.  In regards to injectable  methods,  there are other  companies  developing  microspheres or other materials for the sustained delivery of therapeutic agents.  However,  our
BST-Gel can be adapted for the delivery of a broad spectrum of drug types,  from small molecules, or even living tissues.

            1.9.1  Cartilage Injuries and Diseases

            With regard to cartilage injuries and diseases, our competitors have developed an implant containing living cells that requires complicated open knee surgery and whose efficacy and acceptance have been  questioned.  Other surgical
procedures  for  repairing   localized   cartilage   lesions  include  drilling,
microfractures,  abrasion, and using tissue paste. These methods rely on induced bleeding into the cartilage  defect although they are known to cause  incomplete filling of the defect and poor tissue  composition  resulting in poor mechanical properties and tissue degradation.

            1.9.2    Bone Injuries and Diseases

            We expect to encounter  competition in the bone graft and other bone related markets. In relation to OssiFil injectable bone forming composites based upon polymeric gels and solid Calcium  Phosphates are not so common  clinically, although some products have been proposed.  Competitors have developed composite gels made of collagen,  including calcium  phosphate mixed with polymers,  which are mainly used for orthopedic applications such as bone filling or harvest site filler,  fracture  healing,  spinal  fusion and joint  revision/replacement.  In relation  to  OssiFix  direct  competition  derives  from  self-setting  calcium phosphate  substitutes.  Another competing product is high-strength polymer bone cement. Injectable calcium phosphate mixed with polymers acting as a cement-like material is not clinically common,  although calcium phosphate bone cements have been proposed and are currently used. OssiFix cement-like material would present some specific enhanced features such as injectability and cohesion.

            1.9.3    Intervertebral Disc Regeneration

            With respect to intervertebral  disc regeneration,  we may encounter competition by the spinal surgery market.  According to Merrill Lynch's November
2000 Orthopedic Report, there has been an explosive uptake of minimally invasive systems to treat low back pains. The report further stated that in 1998,  Oratec
Interventions,  Inc., a California  based  company,  entered the spinal  surgery market with a minimally  invasive system and has experienced a revenue growth of
67% from January 2000 to November 2000.

1.9.4       Soft Tissue Augmentation

            With  regard to soft  tissue  augmentation,  BST-Fill  could  gain a strong  position within the  competitive  market.  Most soft tissue fillers like collagen and  autologous  fat transfers  have  temporary  effects that disappear within a few months. Moreover, other soft tissue fillers are expensive,  painful to inject and require skin tests.  BST-Fill, on the other hand, is an attractive long-lasting  solution for the smoothing of small  wrinkles or the correction of pronounced  defects.  In relation to BST- InPod,  the heel cushioning  market is saturated with disposable  in-sole  cushions and orthotics.  BST- InPod has been developed as an easy way to  replenish  the natural  heel  cushioning  through a simple  injection.  It  represents  the  first  permanent  therapy  for heel pad thinning.  The main competitors in this market are solely  manufacturers of shoe inserts and orthotics.

            Our  product   candidates  may  not  gain  market  acceptance  among
physicians, patients, healthcare payers and the medical community. The degree of market  acceptance  of product  candidates  that we may develop will depend on a number of factors, including:

            o  Demonstration  of their  usefulness and safety;
            o  Their relative cost;
            o  Their advantage or disadvantage compared to alternative methods;
            o  The marketing and distribution  support they receive; and
            o Reimbursement policies of government and third-party payers.

            1.9.5 Pricing

            Third-party  payers,  including  the United States  governments  and private health  insurers,  are  increasingly  challenging the prices charged for medical  products and services.  In their attempts to reduce  healthcare  costs, they have also been limiting  their  coverage and  reimbursement  levels for new drugs and  technologies.  In some cases, they are refusing to cover the costs of drugs that are not new but are being used for newly approved purposes.  Patients who use our products might not be reimbursed  for their expense.  If third-party payers do not provide adequate coverage and  reimbursement for our products,  if and when they reach the market,  doctors may not prescribe  them or patients may not use them.

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

1.10.       Instrumentation

            We have  developed two products in our  instrumentation  division to date. First, we have developed the Arthro-BST,  an arthroscopic device providing precise and non-destructive diagnosis of articular cartilage quality.  Secondly, we have developed the Mach-1 Mechanical  Tester, a universal  mechanical testing system for  specimens  with  dimensions  between  hundreds  of microns and a few centimeters. These instruments are closely related to our work on cartilage.

            1.10.1 The Arthro-BST

            Description

            The  Arthro-BST  is an  arthroscopic  device  providing  precise and non-destructive diagnosis of arthritis, a disease affecting more than 10% of the
population.   Current  assessment  of  articular  cartilage  quality  is  mostly subjective, with no functional evaluation. Arthritis is also diagnosed at a late stage of the disease, when no preventive treatments are available. Consequently, there is a growing need in an aging population for  non-destructive and unbiased clinical evaluation of the health and function of cartilage.

            The Arthro-BST is based on an innovative and robust design. During a
standard  arthroscopic  procedure,   the  sterile  and  disposable  tip  of  the
Arthro-BST is inserted into the patient knee through a small surgical  aperture.
The  cartilage  surface  is  then  lightly  compressed.   Cartilage  compression
generates   streaming   potentials,   which  are  recorded   with  a  matrix  of
microelectrodes  located at the extremity of the disposable  tip. The potentials are acquired by an electronic  system inside the  ergonomically  designed handle and transferred to a computer for instant diagnosis.  These streaming potentials are  sensitive  indicators  of  cartilage  health  versus  disease.  The surgeon performs several  compressions at defined  positions on the cartilage surface in order to obtain a detailed  mapping of the  functional  properties  of cartilage over the joint surface.

            Market

            Arthritis affects more than 42 million Americans, resulting in total costs  estimated of US$65 Billion  annually.  Therefore,  there is an urgent and growing need for an objective  clinical  instrument to diagnose arthritis in the early stages of the disease and to evaluate cartilage repair techniques.

            The target market for the Arthro-BST  has two sectors:  research and clinical.  The research market is composed of  pharmaceutical  and biotechnology companies  in  addition  to  academic  research  groups  working on  therapeutic products for joint  disorders or  procedures  for  cartilage  repair.  There are several  research  projects in the areas of arthritis and joint repair and it is regularly publicly  acknowledged that a major impediment to the understanding of joint  disease and the  development  of  therapeutic  products is the lack of an objective diagnostic test to follow non-destructively the evolution of cartilage quality.

            A larger  market,  the  clinical  market,  consists of  orthopedists practicing  minimally invasive  arthroscopic surgery who also require a means of objectively  evaluating  cartilage quality in patient's knees. In the knee joint alone, more than 1.6 million arthroscopic procedures are carried out annually in the US.

            Competition

            Two  arthroscopic  probes  for  cartilage  diagnosis  have just been accepted on the United States market.  The  Artscan(TM)  and the Actaeon(TM) are two  purely  mechanical  arthroscopic  probes  based  on an  entirely  different technology than the Arthro-BST.  These probes measure cartilage stiffness during compression.  The  major  problem  related  to this  technology  is the  lack of knowledge  of the  displacement  and  orientation  of the  force  sensor  during compression of the cartilage. Significantly inaccurate readings are given if the instrument  is not  positioned  perpendicular  to the  cartilage  surface by the orthopedist.

            Regulatory Approval

            The  Arthro-BST  is expected to be  classified as a class II medical device by the FDA based on the intended use as well as the indication for use of the device. The Arthro-BST is also expected to be identified as a medical device with non significant risk, because it is an arthroscopic device characterized by a minimal  contact  time with the human  body and a sterile,  biocompatible  and disposable  tip that will be used only one time per patient.  Additionally,  the
Arthro-BST  is expected to be  considered  substantially  equivalent  to legally marketed  devices  in the  United  States.  Consequently,  we  expect  to file a pre-market notification or application with FDA in order to obtain approval.

            The  Arthro-BST  is expected to be  classified as a class II medical device in Europe. Consequently, no clinical trials are required for approval. In fact, Conformite Europeenne marking is awarded by a European notified body based on the technical file of the product as well as other requirements, including: a certified  quality  system for  manufacturing,  biocompatibility,  sterility and electrical safety.

            1.10.2      The MACH-1 Mechanical Tester

            Description

            The  Mach-1  Mechanical  Tester is a  universal  mechanical  testing system for  specimens  with  dimensions  between  hundreds  of microns and a few centimeters.  Typical  applications for the Mach-1  Mechanical Tester are in the mechanical stimulation and characterization of tissues, cells,  pharmaceuticals, polymers,  gels,  adhesives and food. The instrument allows the characterization
of  mechanical  properties  such  as  stiffness,   strength,   Young's  modulus,
viscosity,  plasticity,  hardness,  adhesion, swelling and relaxation and use of controlled force and displacement. Some of the features of the Mach-1 Mechanical
Tester are: chambers for compression,  tension,  indentation,  bending and other test configurations are mounted on a platform,  which is controlled to within 25 nanometers.

            Pricing

            While we offer complete systems  starting at $20,000,  we also offer more  enhanced  versions  for up to $50,000.  These  high-end  systems can offer sub-micron  resolution,  multi-axis  simultaneous  motion, and other specialized features.  With our different  versions,  we cover a broad range of applications and we also offer custom system configurations for specific needs.

1.11.  Patents and Proprietary Rights

            Our success  will be  dependent,  in part,  on our ability to obtain patent  protection for our product  candidates  and those of our  collaborators, maintaining trade secret  protection and operating  without  infringing upon the proprietary rights of others.

            We  have  a  proprietary  portfolio  of  patent  rights  and  patent applications. We have been issued five patents and have filed thirty-nine United
States, international or foreign patent applications directed to the composition of matter as well as processes of preparation and methods of use.

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

            We  also  have  10  registered   trademarks   and  three   trademark
applications on proprietary technology and products important to the Company.

1.12.  Government Regulation

            The manufacture and marketing of pharmaceutical products and medical devices in the United States and in Canada require the approval of the FDA under the Federal Food,  Drug and Cosmetic Act and the Health Products and Food Branch
of Health Canada,  respectively.  Similar  approvals by comparable  agencies are required in most foreign  countries.  These agencies have established  mandatory procedures  and safety  standards  that apply to the  pre-clinical  testing  and clinical  trials,  manufacture  and  marketing  of  pharmaceutical  products and medical devices.  Pharmaceutical  manufacturing facilities are also regulated by state, local and other authorities.

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

            The possible future uses of BST-Gel-related biomaterials are several and are expected to fall into a number of different  categories.  Depending on a proposed application, the FDA might designate a BST-Gel-related biomaterial as a new drug, new medical device, or new additive.

            We currently  expect that the  Arthro-BST  will be  classified  as a
Class II medical device because of the low risk associated with its use. Because the Arthro-BST can be considered  substantially  equivalent to existing  devices used for cardiovascular and neurological diagnoses with electrodes, we expect to submit a pre-market notification to the FDA following clinical testing. However, the FDA may  reclassify  the device or  request  additional  information,  if it determines  that  the  application  does  not  satisfy  its  regulator  approval criteria.

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

            A  prospective  manufacturer's  quality  control  and  manufacturing procedures must conform on an ongoing basis with good manufacturing practices as defined by the FDA. The development of a compliant  manufacturing  establishment for  BST-Gel-related  biomaterials  will be a multi-step  process  consisting of designing and building the necessary  facilities,  purchasing and installing the
ancillary   equipment,    and   validating   the   facilities   and   equipment.
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

1.13.  Employee Growth

            As of March 31, 2002, we had 28  employees,  of whom 16 were engaged in research and development and 12 were engaged in corporate and  administrative activities.  Except for one employee in our research and development team who is involved in the manufacture of the Mach1, we have no other employees involved in the  manufacture  of our products.  We anticipate our total employee count to be approximately 30 employees by the end of fiscal year 2003.

            Our success  depends on the  services of key  employees in executive and research and development positions, notably our Chairman of the Board, Chief
Executive Officer and President,  Dr. Amine Selmani. The loss of the services of one or more of our key  employees  could have a material  adverse  effect on our operations.

1.14.   Brief History and Issuance of Exchangeable Class A Preferred Stock

            We were incorporated in the State of Nevada in December 14, 1994 and became a  publicly-traded  corporation  without  operations in August 1999.  Bio
Syntech Ltd. was founded in 1995 by Dr. Amine Selmani as a Quebec corporation.

            Pursuant to an Amalgamation Agreement and related agreements,  dated
February 15, 2000, by and among us, our then wholly-owned  subsidiary  9083-5661
Quebec Inc., Bio Syntech Ltd., and the former  stockholders of Bio Syntech Ltd.,
9083-5661  Quebec Inc. and Bio Syntech Ltd.  were merged into one company  under the name of Bio Syntech  Canada Inc. as of February 29, 2000.  Consequently,  we
became  the  record and  beneficial  owner of all of the issued and  outstanding shares of Bio Syntech  Canada's Common Stock and the former  stockholders of Bio
Syntech Ltd. were issued non-voting  exchangeable shares of Bio Syntech Canada's class A stock. The class A stock is exchangeable on a share-for-share  basis for an  aggregate of  15,177,036  shares of our Common Stock which are held in trust under the terms of an Exchange and Voting  Agreement by and among the us, Pierre
Barnard as trustee, Bio Syntech Ltd. and 9083-5661 Quebec Inc.

            Under  the  terms  of  the  Exchange  and  Voting  Agreement,   each
beneficial holder of class A stock has voting rights in that number of shares of our Common  Stock  equal in number to the number of shares of class A stock held by such holder.  Consequently,  upon completion of the  transaction,  the former stockholders  of Bio  Syntech  Ltd.  held,  through  Pierre  Barnard as trustee, securities with voting rights equal to  approximately  55.7% of the total voting power of the  outstanding  shares  of our  Common  Stock.  As of June 15,  2001, primarily  because of  subsequent  sales of our  shares,  the shares held by the trustee  accounted  for  approximately  52% of the  total  voting  power  of the outstanding  shares of our Common Stock.  At such time as the holders of class A stock may exchange  such shares for shares of our Common  Stock,  they will have the right to direct the disposition of such shares of our Common Stock.

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

1.15.   Risk Factors

            We operate in a rapidly changing  environment that involves a number of  risks,  some of which are  beyond  our  control.  The  following  discussion highlights the most material of the risks.

            Additional  financing  will be required to continue  our  operations beyond fiscal year 2003 and we will need substantial funds before we are profitable.

            Our wholly-owned  subsidiary  recently entered into a loan agreement providing  for  borrowings  of up to  $2,500,000,  $2,000,000  of which has been advanced to such subsidiary. We are also currently discussing additional sources of financing.  We have received a proposal from a banking institution for a line of credit of  $1,200,000,  but we  currently  have no  commitment,  agreement or
understanding  regarding  this  additional  financing.   Based  on  our  current
operating  plan,  we  estimate  that the cash on hand will  fund our  operations through  fiscal year 2003. We expect,  however,  that  additional  funds will be required to continue operating for an indefinite period since we cannot estimate when  the  Company  will  become  profitable.  If we do not  receive  additional financing,  we will reassess our operating plan to reduce expenses on an ongoing basis.  For a more  detailed  discussion on our recent  financing  transactions, please see "Item 6. Management's  Discussion and Analysis or Plan of Operation -
Liquidity, Capital Resources and Going Concern Uncertainty" section.

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
            o  The number of product candidates we pursue;
            o  The  amount of time and money we need to  prosecute  and  enforce patent rights;
            o  How competing  technological and market  developments  affect our product candidates; and
            o  The cost of obtaining licenses to use technology owned by others.

            Since our inception,  we have incurred  losses and we expect that we will incur  more  losses for the  foreseeable  future.  We may never become profitable.

            As of March 31, 2002 our accumulated deficit was $17,205,389. We had net operating  losses of $4,535,131  and  $5,015,134  for the fiscal years ended
March 31, 2002 and March 31, 2001,  respectively.  These losses represent mainly research  and  development  costs and general and  administrative  expenses.  We expect to have  substantial  additional  expenses over the next several years as our research and  development  activities and the process of seeking  regulatory approval of our products,  including clinical trials, accelerate. We expect that our expenses will result in additional losses,  because we do not expect to have significant revenues, from the sale of products for the next several years.

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

            To be  profitable,  we must  develop,  manufacture  and  market  our products,  either alone or by collaborating with others. This process could take several years and we may never be successful in bringing our product  candidates to the market.  Additionally,  our successes in pre-clinical  and early clinical trials do not ensure  that  large  scale  clinical  trials  will be  successful.
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

            FDA approval is required to  manufacture  and market  pharmaceutical products in the United States. The process to receive this approval is extensive and includes  pre-clinical testing and clinical trials to demonstrate safety and efficacy,  and a review of the  manufacturing  process to ensure compliance with good  manufacturing  practices.  This  process  can last many  years and be very costly and still be  unsuccessful.  The  length of time  necessary  to  complete clinical  trials and  receive  approval  for  product  marketing  by  regulatory authorities  varies  significantly by product and indication and is difficult to predict. If the FDA does not approve or significantly delays the approval of our therapeutic  delivery  products,  we may be unable to continue  operations.  FDA approval can be delayed, limited or denied for many reasons, including:

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

             We do not have any  product  that has been  approved by the FDA. We are  currently in the process of filing a  pre-submission  package for BST-InPod with the FDA. Upon successful  completion of the required  pre-clinical  studies for the BST-InPod,  we will file an  Investigational  Device  Exemption  ("IDE")
application with the FDA. We also file an  Investigational  Testing  application for BST-InPod with the Health  Protection  Branch of Health  Canada.  We plan to make the same applications for the following products as well:

            o  BST-CarGel
            o  BST-Fill; and
            o  Arthro-BST

            We will be allowed to conduct  human  clinical  trials in the United
States  if our IDE  application  is  approved  by the FDA,  and in Canada if our application is approved by the Health Protection Branch of Health Canada.

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
Our  collaborators  could  merge  with or be  acquired  by  another  company  or experience financial or operational difficulties that could adversely affect our programs.

            We could  become  involved  in a costly  litigation  to protect  our proprietary  rights.  We may  also be  prevented  from  selling  our products.

            The following factors are important to our success:

            o  Receiving patent protection for our product  candidates and those of our collaborators;
            o  Maintaining our trade secrets;

            o  Not infringing on the proprietary rights of others; and
            o  Preventing others from infringing our proprietary rights.

            We can protect our proprietary rights from unauthorized use by third parties only if these rights are covered by valid and enforceable patents or are effectively  maintained  as trade  secrets.  We try to protect  our  proprietary position by filing United  States,  Canadian,  and foreign  patent  applications related to our  proprietary  technology,  inventions and  improvements  that are important  to the  development  of our  business.  The laws of  certain  foreign countries, however, may not protect our intellectual property rights to the same extent as the laws of the United States and Canada.

            The patent position of biopharmaceutical  companies involves complex legal and factual questions.  Enforceability of patents cannot be projected with certainty.  Patents, if issued, may be challenged,  invalidated or circumvented.
Any patents that we own or license to others may provide no  protection  against competitors. Our pending and future patent applications or those that we license from third parties, may not result in patents being issued. If patents do issue, they may not provide us with  proprietary  protection or competitive  advantages against  competitors  with  similar  technology.  In  addition,  others may also independently  develop similar  technologies or duplicate any technology that we have developed.

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

            The testing and marketing of  bio-therapeutic  and medical products, even after FDA approval, have an inherent risk of product liability. Although we anticipate we will obtain  product  liability  insurance  coverage for a limited amount at the time that our operations warrant it, we are unsure whether it will be available at reasonable terms. However, our profitability will be affected by a successful  product  liability claim in excess of any insurance  coverage that may be in effect at that time.

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

            Our Common Stock is, and may continue to be,  subject to a number of regulations  that can affect its price and your ability to sell it. For example,
Rule 15g-9 under the Exchange Act applies to our Common Stock. This rule imposes sales practice requirements on broker-dealers that sell low priced securities to persons other than established customers and institutional accredited investors.
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

1.16.  Currency Exchange Rates

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

Rate at filing date (July 16,2002)                1.5348

                                                   2002              2001
                                                   ----              ----
Rate at end of period (March 31)                  1.5942            1.5763

Period                                  High for the period     Low for the period
------                                  -------------------     ------------------

June 2002                                       1.5349              1.5276
May 2002                                        1.5531              1.5469
April 2002                                      1.5843              1.5792
March 2002                                      1.5899              1.5838
February 2002                                   1.5986              1.5931
January 2002                                    1.6033              1.5967
December 2001                                   1.5805              1.5743

Period                               Average for the period
------                               ----------------------

Fiscal year ended March 31, 2002                1.5655
Fiscal year ended March 31, 2001                1.5040

1.17.  Forward Looking Statements

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

Condition  and Results of  Operations"  and  "Business".  Although we have based these forward-looking statements on management's analysis of the business trends in the biotechnology industry,  these forward-looking  statements are subject to risks and  uncertainties.  Our actual  results  may differ  materially  from the expectations  expressed by these forward-looking  statements.  Important factors that may  cause  actual  results  to  differ  materially  from the  expectations reflected in the  forward-looking  statements  include,  but are not limited to, those set forth below:

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

ITEM 2.  PROPERTY

            We have our  administrative  and commercial offices and research and development  facility at 475  Armand-Frappier  Boulevard,  a 20,000  square-foot building in Laval  (Quebec),  in the Greater  Montreal  Area.  We purchased  the building  in July 2000 at a price of  $1,200,000.  We  previously  leased  these facilities at a net rental of $14,000 per month.

            In accordance  with the June 26, 2002  financing,  the obligation of the  Company  under the loan  agreement  for the amount of  $2,500,000  with the
Business  Development  Bank of Canada ("BCD") is secured by a mortgage on all of assets of Bio Syntech  Canada Inc. ("Bio Syntech  Canada").  To secure the Loan, the Bio Syntech Canada granted BCD a security  interest on, subject to the terms of the Hypothec  Agreement  dated as of June 26, 2002 by and between the BCD and
Bio Syntech  Canada,  (i) all of its present  and future  movable and  immovable properties  (excluding patents);  (ii) the land and building where its principal place of  business  is  currently  located;  (iii)  all its  movable  properties consisting of machinery,  equipment,  furniture and fixtures (subject to certain encumbrances listed in the Loan Agreement (as defined hereinafter); and (iv) its present and future accounts  receivable (subject to a prior security interest of the National Bank of Canada).

ITEM 3.  LEGAL PROCEEDINGS

            There is no action or  investigation  pending or, to our  knowledge, threatened against us, except as described below:

            Marie-Claire  Pilon, our former Chief Executive Officer and a member of our Board of  Directors,  commenced an action on January 23, 2001 in Superior
Court,  Province of Quebec,  District of Montreal,  against  BioSyntech  and our
Chairman of the Board,  Dr. Amine Selmani.  Ms. Pilon alleged that, as our Chief
Executive  Officer,  she  was  wrongfully  dismissed  and  sought  $223,590  for compensation  allegedly  due,  $20,000  for  punitive  damages  and  $15,000 for additional damages. On March 27, 2002, the Superior Court of Canada, Province of
Quebec, District of Laval dismissed this action at no cost to the Company.

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

          Fiscal Year           Quarter         High (US $)       Low (US $)
          -----------           -------         -----------       ----------
              2001             1st quarter        $5.5000           $3.0000
                               2nd quarter        $4.9375           $2.5938
                               3rd quarter        $2.7656           $0.8750
                               4th quarter        $1.6875           $0.6250
              2002             1st quarter        $0.8500           $0.5900
                               2nd quarter        $0.9500           $0.5500
                               3rd quarter        $0.7300           $0.3100
                               4th quarter        $0.6400           $0.3100
              2003             1st quarter        $0.4700           $0.2100

            According to  information  furnished to us by the transfer agent for our shares of Common Stock, as of July 2, 2002,  there were 95 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record  owners,  we believe there are more than
2,300 beneficial holders of our shares of Common Stock.

            The Company has never  declared  or paid any cash  dividends  on its
Common Stock and presently anticipates that any future earnings will be retained for the development of its business.  The payment of future dividends will be at the discretion of the Company's  Board of Directors and will depend upon,  among other things, future earnings, capital requirements,  the financial condition of the Company, and general business conditions. As long as the principal amount of the loan and any accrued interest remain outstanding under the loan agreement we entered  into  with  BDC,  we are  restricted  from  declaring  and  paying  any dividends.

Disclosure of Equity Compensation Plan Information (as of March 31, 2002)

----------------------------------------------------------------------------------------------------- --------
Plan Category                 Number of securities       Weighted-average     Number of securities remaining
                               to be issued upon        exercise price of      available for future issuance
                              exercise of outstanding   outstanding options,    under equity compensation
                               options, warrants and    warrants and rights     plans (excluding securities
                                      rights (a)                                 reflected in column (a))
-------------------------------------------------------------------------------------------------------------

Equity compensation               3,152,000 (1)                1.73                    2,248,000
plans approved by
security holders(1)

Equity compensation                   _                         _                          _
plans not approved by
security holders

Total                             3,152,000 (1)                1.73                    2,248,000

-------------

            (1) Includes  options to purchase an  additional  200,000  shares of
Common Stock that have been committed to a third party vendor of the Company and are subject to the approval of the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The   discussion   in   this   report   on  Form   10-KSB   contains
forward-looking  statements  that involve  risks and  uncertainties.  Our actual results may differ  materially from those discussed  herein.  Factors that could cause or contribute to such differences  include,  but are not limited to, those discussed in the section  entitled  "Risk  Factors" of this  report,  as well as those  risks  discussed  in this  section  and  elsewhere  in this  report.  The
discussion  and  analysis   below  should  be  read  in  conjunction   with  our
Consolidated  Financial  Statements  and the notes  thereto  included  elsewhere herein.

            We have had limited  revenues  to date.  Our future  operations  are
dependent  upon  receiving   financing   necessary  to  complete   research  and
development projects and market our products.  There can be no assurance that we will be able to complete the development of its products, or if completed,  that they can be successfully marketed.  Furthermore, there is no assurance that even if the products are  completed  and  marketed,  the revenues  therefrom  will be sufficient  to  fund  our  future  operations  or to fund  additional  research, development and marketing.

            Summary of Critical Accounting Policies

            The  preparation of our financial  statements is in conformity  with
United States Generally  Accepted  Accounting  Principles and requires estimates and assumptions that affect the reporting of assets,  liabilities,  revenues and expenses,  and the disclosure of contingent  assets and liabilities.  Certain of our accounting  policies are critical to understanding our financial  statements because their application places significant  demands on management's  judgment, with  financial  reporting  results  relying on  estimates  of matters  that are inherently uncertain.

            We believe that the critical  accounting  policies  described in the following paragraphs affect the most significant  estimates and assumptions used in the  preparation  of our  consolidated  financial  statements.  For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.

Revenue Recognition

            Product  revenue  is  recognized  when  persuasive  evidence  of  an arrangement  exists,  the product is delivered,  there are no future performance obligations, the purchase price is fixed and determinable, and collectibility is reasonably assured.  Amounts billed in advance of satisfying revenue recognition criteria are differed until such time as the related product has been delivered.
Service revenue is recognized when the services have been rendered.

Government Assistance

            Government  assistance in connection  with research and  development activities  is  recognized as reduction of expenses in the year that the related expenditure is incurred.  Canadian federal and provincial investment tax credits are accounted for using the cost reduction  method which  recognizes the credits as a reduction of the cost of the related assets or  expenditures in the year in which the credits  are earned and when there is  reasonable  assurance  of their recovery.

Long-Lived Assets

            Long-lived assets,  principally property and equipment, are reviewed and  evaluated  for  impairment  whenever  events or  changes  in  circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by comparing the carrying value to the potential future cash flows to be generated by the respective  assets.  If these factors indicate that the assets are considered  impaired,  the impairment to be recognized is measured as the excess of the carrying  value over the  calculated potential future discounted cash flows.

            Results of Operations

            To date, we have incurred substantial losses from operations, and as of March 31, 2002, had an accumulated deficit of $17,205,389. We expect to incur substantial  operating expenses in the future to support our product development efforts and expand our technical  and  management  personnel  and  organization, subject to obtaining financing.

            The following  table sets forth  certain  items in our  consolidated statements of operations for the fiscal years ended March 31, 2002 and 2001. The amounts are in thousands of CDN $.

                                                           Fiscal Years Ended
                                                              March 31
                                                         2002            2001
                                                         ----            ----
      Sales                                             $277.8          $144.4
      Cost of Sales                                       98.9            67.0
                                                        ------          ------
      Gross Profit                                      $178.9           $77.4
      Operating Expenses
         Research and Development                      2,590.9         3,232.1
         Investment Tax Credit                          (249.5)         (299.2)
         General and Administrative (Net of Grants)    2,286.8         2,948.5
         Amortization of Property, Plant and
         Equipment                                       182.4           149.1
                                                      --------        --------
      Total Operating Expenses                        $4,810.6        $6,030.5
                                                      --------        --------
      Loss from Operations                            $4,631.7        $5,953.1
                                                      --------        --------
      Interest Income                                   (124.5)         (485.5)
      Interest Expense                                    31.0            46.2
      Gain from Foreign Exchange                          (3.0)         (498.6)
                                                      --------        --------
      Net Loss                                        $4,535.2        $5,015.2
                                                      --------        --------

Results of Operations for the Fiscal Years Ended March 31, 2002 and 2001

Sales

            During the year ended March 31, 2002, we had sales of $277,833 (sale of products and research service revenues) and a net loss of $4,535,131 compared to sales of $144,358 and a net loss of  $5,015,134  for the year ended March 31,
2001.  The  increase in sales is  primarily  due to the  revenue  related to the increased sales of instrumentation devices.

            Loss per share was $0.16 for the year ended March 31, 2002, compared to $0.17 per share for the year ended March 31, 2001.

Operating Expenses

            Research and development expenses were $2,590,913 for the year ended
March 31, 2002  compared to  $3,232,074  for the year ended March 31, 2001.  The decrease of $641,161 in research and  development  expenses is  attributable  to lower  expenses  for the  acquisition  of  research  and  development  equipment
($637,369) and pre-clinical  toxicological  studies ($123,601) and the reduction of  personnel  in research  and  affiliated  expenses  ($86,228),  offset by the increases in expenses related to (i) options granted to consultants  ($158,645),
(ii)  our own  in-house  programs  ($30,209),  (iii)  research  and  development activities with our corporate  collaborators ($12,400) and (iv) royalty fees for technological  rights  ($6,620).  We anticipate  that we will continue to devote significant resources to research and development.

Investment Tax Credits

            We claim  investment  tax  credits  on all  allowable  research  and development expenses. The amount we accrued for the year ended March 31, 2002 is
$249,453 compared to $299,195 for the year ended March 31, 2001,  representing a decrease of $49,742.  The  decrease  in the year is directly  attributable  to a lower level of allowable research and development expenses.

General and Administrative Expenses and Grants

            General and administrative  expenses (net of grants) were $2,286,745 for the year ended March 31,  2002  compared  to  $2,948,459  for the year ended
March 31, 2001, representing a decrease of $661,714. The decrease is principally attributable  to a  decrease  in  expenses  related  to  (i)  professional  fees
($288,308), (ii) investor relations ($203,543), (iii) marketing ($169,975), (iv)
tax on capital  ($70,795),  (v)  maintenance of our principal  place of business
($15,973),  savings  resulting from our efforts to reduce operating costs and an increase in labor  grants  received of $57,775.  The  decrease  was offset by an increase of  $123,846 in  compensation  expenses  related to options  granted to consultants and an increase of administrative personnel ($21,142).

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $182,436 for the year ended March 31, 2002 compared to $149,104 for the year ended March 31, 2001, representing an increase of  $33,332.  The  increase  was  principally  attributable  to the full year of depreciation of our acquisitions for the fiscal year 2001.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents.  Interest  income for the year ended  March 31,  2002 was  $124,535 compared to $485,523 for the year ended March 31, 2001,  representing a decrease of $360,988. The decrease is primarily due to a higher level of cash on hand and on our short-term  investments during the same period for the previous year as a result of the private placements  realized at the end of fiscal year ended March
31, 2000 and during the fiscal year ended March 31, 2001.

            Interest  expense  was  $30,962  for the year ended  March 31,  2002 compared to $46,182 for the year ended March 31, 2001,  representing  a decrease of $15,220. The decrease is primarily attributable to the elimination of capital lease payments interest when we acquired our building on July 4, 2000.

Gain on Foreign Exchange

            Gain on foreign  exchange  was  $2,997 for the year ended  March 31,
2002  compared  to a gain of  $498,564  for  the  year  ended  March  31,  2001, representing a decrease of $495,567. The change is a result of (i) lesser amount of cash on hand and short-term investments  denominated in USD during the fiscal year and (ii) lesser  variation in the average CDN to USD foreign  exchange rate during the fiscal year 2002.

Liquidity, Capital Resources and Going Concern Uncertainty

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult to predict.  As of March 31, 2002,  our cash  position was  $1,838,308
(including cash and cash equivalents and short-term investments).

            To  provide  us with  additional  financing,  on June 26,  2002,  we entered into a loan agreement with the Business  Development Bank of Canada (the
"BDC Loan")  whereby we were loaned  $2,000,000  and will receive an  additional
$500,000 that is held in escrow subject to finalization of certain  registration requirements  for the  security  interest.  In  addition,  on July 2,  2002,  we received  a formal  offer from  National  Bank of Canada for a line of credit of
$1,200,000, but we have no commitment, agreement or understanding regarding this additional  financing.  We also plan to  continue  with our program to limit our operating costs and capital  expenditures.  Based on our current operating plan, including with our cost-cutting measures, and assuming we receive the additional
$500,000 and we receive the $1,200,000  line of credit from the National Bank of
Canada, our management  estimates that our cash and cash equivalents on hand and short-term  investment  balances are sufficient to fund our projected  operating expenses and capital expenditures through the end of the fiscal year 2003.

            Management,  however,  plans to continue to pursue various financing alternatives,  including on-going negotiations for co-development agreements and bank credit  facility  to raise the  required  financing.  We are  currently  in discussion  with the  National  Bank of  Canada  for  additional  financing.  We received  a formal  offer from  National  Bank of Canada for a line of credit of
$1,200,000 but we have no agreement,  commitment or  understanding in connection with this line of credit.  The success of these  negotiations  is dependant on a number of items which we cannot control and we are unable to predict  whether we will be able to successfully complete additional transactions with any financial institution  or  investors  to  raise  part of any of our  additional  financing requirements.

            On June 26, 2002, Business Development Bank of Canada ("BDC") agreed to loan the Company's wholly-owned subsidiary,  Bio Syntech Canada Inc., a total of  $2,500,000 of which  $2,000,000  was received and $500,000 is held in escrow subject to finalization of certain  registration  requirements  for the security interest.  The  debt  is  collateralized  by  all of the  Company's  assets  not otherwise  encumbered.  The terms of repayment  of the loan are:  the  principal amount,  together with the compound interest at a corporate rate of 10% annually shall be due on  February  15,  2006;  thereafter  and in case of  default,  the interest rate will be 25%. Partial or full payment,  without penalty, is allowed before the maturity  date of the loan. As a part of the  agreement,  the Company has also agreed to issue  warrants to purchase  1,000,000  common  shares of the
Company at US$0.33 per common share.  The warrants are  exercisable for a period of five years  from the date of  issuance.  BDC shall be  entitled  to  exercise warrants  on a  "cashless  basis"  so that  they  would  not be  subject  to any restriction on transfer.  The exercise of the BDC warrants on a "cashless basis"
shall not encompass any obligation on the part of the Company to redeem the said warrants.

            On July 12,  2001,  the  Company  increased  the  number  of  shares reserved for issuance  under the  Company's  Stock Option Plan to an  authorized maximum  number  of  3,900,000  shares  of common  stock.  For more  information regarding options granted as of March 31, 2002, refer to Note 10 of the Notes to
Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statement on Page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2002 proxy statement to be filed no later than July 29, 2002  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 10.    EXECUTIVE COMPENSATION.

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2002 proxy statement to be filed no later than July 29, 2002  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2002 proxy statement to be filed no later than July 29, 2002  pursuant to  Regulation  14A of the General  Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The  information  required  to be set  forth  in this  Item  will be incorporated by reference from the Company's 2002 proxy statement to be filed no later than July 29, 2002  pursuant to  Regulation  14A of the General  Rules and
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

 Exhibit 3.1*          Amended and Restated Articles of Incorporation.

 Exhibit 3.2*          Amended and Restated By-laws.

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

 Exhibit 10.2*         Amended  and  Restated  BioSyntech,   Inc.  Stock  Option
                       Incentive Plan.

Exhibit 10.3           Employment Agreement of Ajay Gupta with BioSyntech,  Inc.
                       dated as of November 20, 2000 - Incorporated by reference
                       to Exhibit 10.14 to Amendment  No. 3 to the  Registration
                       Statement on Form SB2/A and filed with the Securities and
                       Exchange Commission on April 24, 2001.

Exhibit 10.4           Loan  Agreement by and among Bio Syntech  Canada Inc. and
                       Business Development Bank of Canada dated June 26, 2002 -
                       Incorporated   by   reference  to  Exhibit  10.1  to  the
                       Company's  Current  Report on Form 8-K and filed with the
                       Securities and Exchange Commission on July 15, 2002.

Exhibit 10.5           Promissory  Note by and among Bio Syntech Canada Inc. and
                       Business Development Bank of Canada dated June 26, 2002 -
                       Incorporated  by  reference  to Exhibit 10.2 to Company's
                       Current  Report on Form 8-K and filed with the Securities
                       and Exchange Commission on July 15, 2002.

Exhibit 10.6           Hypothec  Agreement by and between  Business  Development
                       Bank of Canada and Bio Syntech Canada Inc. dated June 26,
                       2002 -  Incorporated  by  reference  to  Exhibit  10.3 to
                       Company's  Current  Report on Form 8-K and filed with the
                       Securities and Exchange Commission on July 15, 2002.

Exhibit 10.7           Investor   Rights   Agreement   by  and  among   Business
                       Development Bank of Canada, BioSyntech, Inc., Bio Syntech
                       Canada Inc.,  BioSyntech  Europe S.A.R.L.,  Amine Selmani
                       and  9083-1496   Quebec  Inc.   dated  June  26,  2002  -
                       Incorporated  by  reference  to Exhibit 10.4 to Company's
                       Current  Report on Form 8-K and filed with the Securities
                       and Exchange Commission on July 15, 2002.

Exhibit 10.8           Warrant Subscription Agreement by and between BioSyntech,
                       Inc. and Business  Development  Bank of Canada dated June
                       26, 2002 -  Incorporated  by reference to Exhibit 10.5 to
                       Company's  Current  Report on Form 8-K and filed with the
                       Securities and Exchange Commission on July 15, 2002.

Exhibit 10.9           Warrant to Purchase Shares of Common Stock of BioSyntech,
                       Inc. issued to Business  Development Bank of Canada dated
                       June 26, 2002 - Incorporated by reference to Exhibit 10.6
                       to  Company's  Current  Report on Form 8-K and filed with
                       the Securities and Exchange Commission on July 15, 2002.

Exhibit 21*            List of Subsidiaries of Company.

Exhibit 23*            Consent of Auditors.
------------------------
* Filed herewith

(b) Reports on Form 8-K:

            None.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BioSyntech, Inc.

July 16, 2002                     By: /s/ Amine Selmani
                                     ---------------------------
                                     Amine Selmani
                                     President

July 16, 2002                     By: /s/ Lucie Duval
                                     ---------------------------
                                     Lucie Duval
                                     Controller & Chief Accounting Officer

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

Signature                        Title                         Date

/s/ Amine Selmani           Chairman of the Board,          July 16, 2002
---------------------       Chief Executive Officer and
    Amine Selmani           President

                            Director
---------------------
    Denis N. Beaudry

                            Director
---------------------
    Pierre Alary

/s/ Jean-Yves Bourgeois     Director                        July 16, 2002
-----------------------
    Jean-Yves Bourgeois

/s/ Pierre Ranger           Director                        July 16, 2002
-----------------------
    Pierre Ranger

/s/ Serge Savard            Director                        July 16, 2002
-----------------------
    Serge Savard

Consolidated Financial Statements
BioSyntech, Inc.
[a development stage company]
March 31, 2002 and 2001

                   Index To Consolidated Financial Statements
                                BioSyntech, Inc.
                          (A Development Stage Company)

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets at March 31, 2002 and 2001                    F-3

Consolidated Statements of Operations for the Fiscal Years
Ended March 31, 2002 and 2001                                             F-4

Consolidated Statements of Changes in Shareholders' Equity
from inception to March 31, 2002                                          F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
March 31, 2002 and 2001                                                   F-6

Notes to Consolidated Financial Statements for the
Fiscal Years Ended March 31, 2002 and 2001                                F-7

                                       F-1

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
BioSyntech, Inc.

We have audited the accompanying consolidated balance sheets of BioSyntech, Inc.
[the "Company"],  [a development  stage company],  as of March 31, 2002 and 2001 and the related consolidated statements of operations,  stockholders' equity and cash flows for the period  from  inception  to March 31,  2002 and for the years ended March 31, 2002 and 2001. These consolidated  financial  statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the consolidated  financial  position of the
Company  at  March  31,  2002  and  2001  and the  consolidated  results  of its operations  and its cash flows for the period from  inception  to March 31, 2002 and for the years ended March 31, 2002 and 2001 in  conformity  with  accounting principles generally accepted in the United States.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company will continue as a going  concern.  As more fully  describe in Note 1 to the financial  statements,  the Company has incurred recurring  operating losses and generated negative cash flows from operations since inception,  which raises substantial  doubt about the Company's  ability to continue as a going  concern.
Management's  plans in  regard to these  matters  are  described  in Note 1. The financial  statements  do not include any  adjustments  to reflect the  possible future effects on the recoverability and classification of assets or the amounts and  classification  of  liabilities  that may result  from the outcome of these uncertainties.

Montreal, Canada,                                   /s/ Ernst & Young LLP
May 24, 2002.                                       Chartered Accountants
[except for note 18, as to which the date is June 26, 2002]

                                      F-2

BioSyntech, Inc.
A development stage company

                           CONSOLIDATED BALANCE SHEETs
        [See Basis of Presentation and Going Concern Assumption - note 1]

As of March 31, 2002 and 2001

                                                                    2002            2002           2001
                                                                     US$              C$            C$
---------------------------------------------------------------------------------------------------------
                                                                  [note 2]
ASSETS [notes 8 and 18]
Current assets
Cash and cash equivalents [note 13]                                277,973        443,145      6,643,370
Short-term investments [note 3]                                    875,149      1,395,163           --
Receivables [notes 4 and 6]                                         49,462         78,853        208,233
Inventory [note 6]                                                  13,585         21,657         35,016
Investment tax credits receivable [note 12]                        133,650        213,064        193,000
Prepaid expenses                                                    36,485         58,164         30,432
--------------------------------------------------------------------------------------------------------
                                                                 1,386,304      2,210,046      7,110,051
--------------------------------------------------------------------------------------------------------
Property, plant and equipment [note 5]                           1,468,819      2,341,591      2,482,127
Deposits and other assets                                           12,202         19,452         22,836
--------------------------------------------------------------------------------------------------------
                                                                 2,867,325      4,571,089      9,615,014
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities [note 7]                  408,756        651,639      1,794,641
Due to stockholder, without interest and repayment terms             6,273         10,000         10,000
Deferred revenues                                                    1,941          3,095           --
Current portion of long-term debt [note 8]                          25,091         40,000         33,333
Current portion of obligations under capital leases [note 9]        16,868         26,891         24,224
--------------------------------------------------------------------------------------------------------
                                                                   458,929        731,625      1,862,198
--------------------------------------------------------------------------------------------------------

Long-term debt [note 8]                                             79,455        126,667        166,667
Obligations under capital leases [note 9]                           21,094         33,628         56,622
--------------------------------------------------------------------------------------------------------
                                                                   559,478        891,920      2,085,487
--------------------------------------------------------------------------------------------------------

Commitments [note 15]
Contingent liability [note 17]
Subsequent events [note 18]

Stockholders' equity
Common stock [note 10]

   Par value $0.001
   Authorized 100,000,000 common shares
   Issued and outstanding
      29,222,250 common shares [29,182,250 in 2001]             11,470,242     18,285,858     18,246,375
   Paid-up and not issued
      15,000 common shares [nil in 2001]                             6,906         11,009           --
Additional paid-in capital                                       1,623,191      2,587,691      1,953,410
Deficit accumulated during the development stage               (10,792,492)   (17,205,389)   (12,670,258)
--------------------------------------------------------------------------------------------------------
                                                                 2,307,847      3,679,169      7,529,527
--------------------------------------------------------------------------------------------------------
                                                                 2,867,325      4,571,089      9,615,014
========================================================================================================

See accompanying notes

On behalf of the Board:

----------------------------------           --------------------------
Director                                     Director

                                      F-3

BioSyntech, Inc.
A development stage company

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 1]

Years ended March 31, 2002 and 2001

                                                         Cumulative
                                                             from
                                                         inception to
                                                       March 31, 2002      2002          2002             2001
                                                            C$             US$             C$              C$
---------------------------------------------------------------------------------------------------------------
                                                                        [note 2]
Sales                                                      590,329        174,277        277,833        144,358
Cost of sales                                              237,810         62,033         98,893         66,955
---------------------------------------------------------------------------------------------------------------
                                                           352,519        112,244        178,940         77,403
---------------------------------------------------------------------------------------------------------------

Research and development expenses                       11,476,959      1,625,212      2,590,913      3,232,074
Investment tax credits                                  (1,962,012)      (156,475)      (249,453)      (299,195)
General and administrative expenses                      8,473,259      1,513,079      2,412,150      3,016,089
Interest on long-term debt and capital lease
   obligations                                             315,481         19,422         30,962         46,182
Depreciation of property, plant and
   equipment                                               544,761        114,437        182,436        149,104
Government grants                                         (209,727)       (78,663)      (125,405)       (67,630)
Interest revenue                                          (633,063)       (78,118)      (124,535)      (485,523)
(Gain) loss on foreign exchange                           (447,750)        (1,880)        (2,997)      (498,564)
----------------------------------------------------------------------------------------------------------------
                                                        17,557,908      2,957,014      4,714,071      5,092,537
----------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the
   period [note 11]                                    (17,205,389)    (2,844,770)    (4,535,131)    (5,015,134)
Deficit accumulated during the
   development stage, beginning of period                     --       (7,947,722)   (12,670,258)    (7,655,124)
----------------------------------------------------------------------------------------------------------------
Deficit accumulated during the
     development stage, end of period                  (17,205,389)   (10,792,492)   (17,205,389)   (12,670,258)
----------------------------------------------------------------------------------------------------------------

Weighted average number of common
     shares outstanding                                                29,202,195     29,202,195     29,145,309
Basic and diluted loss per share [note 10]                                   0.10           0.16           0.17
===============================================================================================================

See accompanying notes

                                      F-4

BioSyntech, Inc.
A development stage company

                  STATEMENTS OF STOCKHOLDERS' EQUITY [note 10]
        [See Basis of Presentation and Going Concern Assumption - note 1]

From inception to March 31, 2002
[In Canadian dollars]

                                                 Common Stock                 Common Stock         Additional
                                            issued and outstanding       paid-up and not issued      paid-in     Accumulated
                                              Shares        Amount       Shares        Amount        capital       deficit     Total
                                                              $                          $              $             $         $
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 10, 1995                        8,525,000           1         --           --             --           --             1
Net loss 1996 [325 day period]                    --          --           --           --             --         (2,865)     (2,865)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                      8,525,000           1         --           --             --         (2,865)     (2,864)
Net loss 1997                                     --          --           --           --             --         (9,332)     (9,332)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                      8,525,000           1         --           --             --        (12,197)    (12,196)
Deemed common stock paid up as of
   January 31, 1998 and issued on
    August 3, 1998                                --       215,000         --           --             --           --       215,000
Net loss 1998                                     --          --           --           --             --       (236,987)   (236,987)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                      8,525,000     215,001         --           --             --       (249,184)    (34,183)
Deemed common stock issued for cash          1,746,579   1,083,108         --           --             --           --     1,083,108
Deemed  common  stock  issued in  exchange
   for services                              1,940,000   1,455,000         --           --             --           --     1,455,000
Deemed options granted to consultants             --          --           --           --        1,309,350         --     1,309,350
Net loss 1999                                                                                          --     (4,165,657) (4,165,657)
Deemed share issuance costs                       --       (90,200)        --           --             --           --       (90,200)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                     12,211,579   2,662,909         --             --      1,309,350   (4,414,841)   (442,582)
Deemed common stock issued for cash          1,893,457   2,595,222         --             --           --           --     2,595,222
Deemed common stock issued in exchange
   for intellectual property                 1,072,000   1,072,000         --             --           --           --     1,072,000
Deemed options granted to consultants             --          --           --             --          406,560       --       406,560
Net loss and comprehensive loss for the
   period from April 1, 1999 to
   February 28, 2000                              --          --           --             --          --      (2,850,977) (2,850,977)
------------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000        15,177,036   6,330,131         --             --      1,715,910   (7,265,818)    780,223
Acquisition of BioSyntech, Inc.
   by Bio Syntech Ltd.                      12,095,000   2,873,848         --             --          --           --      2,873,848
March 31, 2000, issuance                       843,500   4,270,243         --             --          --           --      4,270,243
Share issue costs                                 --      (341,520)        --             --          --           --       (341,520)
Net loss and comprehensive loss for the
   period from February 29, 2000 to
   March 31, 2000                                 --          --           --             --          --       (389,306)    (389,306)
-------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                     28,115,536  13,132,702         --             --      1,715,910   (7,655,124)  7,193,488
Common stock issued for cash [note 10]       1,066,714   5,487,419         --             --          --           --      5,487,419
Options granted to consultants                    --          --           --             --        237,500        --        237,500
Share issue costs [note 10]                       --      (373,746)        --             --          --           --       (373,746)
Net loss and comprehensive loss for the
   period from Apri1 1, 2000 to
   March 31, 2001                                 --          --           --             --          --      (5,015,134) (5,015,134)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                     29,182,250  18,246,375         --             --      1,953,410  (12,670,258)  7,529,527
Common stock issued to a consultant in
   exchange for services [note 10]              40,000      39,483         --             --          --           --         39,483

Exchangeable shares of the subsidiary
   of the Company issued as a part of
   settlement [note 10]                           --          --           --             --        114,248        --        114,248
Options granted to consultants [note 10]          --          --           --             --        520,033        --        520,033
Common stock to be issued to a
   consultant in exchange for services            --          --         15,000         11,009        --           --         11,009
   [note 10]
Net loss and comprehensive loss for the
   period from April 1, 2001 to
   March 31, 2002                                 --          --           --             --          --     (4,535,131)  (4,535,131)
------------------------------------------------------------------------------------------------------------------------------------
                                            29,222,250  18,285,858       15,000         11,009    2,587,691 (17,205,389)   3,679,169
====================================================================================================================================

US dollars [note 2]
Balance as at March 31, 2002                           11,470,242                        6,906    1,623,191 (10,792,492)   2,307,847
====================================================================================================================================

See accompanying notes
                                      F-5

BioSyntech, Inc.
A development stage company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 1]

Years ended March 31, 2002 and 2001
                                                                      Cumulative
                                                                         from
                                                                     inception to
                                                                    March 31, 2002   2002         2002             2001
                                                                         C$          US$           C$               C$
-----------------------------------------------------------------------------------------------------------------------------------------
                                                                                  [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                  (17,205,389)    (2,844,770)    (4,535,131)    (5,015,134)
Items not affecting cash
Depreciation                                                         544,761        114,437        182,436        149,104
Services paid by the issuance of common stock                      2,577,492         31,672         50,492           --
Exchangeable shares of the subsidiary of the Company issued as
   part of a settlement                                              114,248         71,665        114,248           --
Options granted to consultants                                     2,473,443        326,203        520,033        237,500
Exchange loss (gain)                                                (519,533)        45,338         72,278       (585,270)
Exchange loss (gain) on short-term investments                       (64,511)       (40,466)       (64,511)          --
Changes in working capital assets and liabilities
   Receivables                                                       (78,853)        81,157        129,380       (116,857)
   Inventory                                                         (21,657)         8,380         13,359         12,172
   Investment tax credits receivable                                (213,064)       (12,586)       (20,064)       382,000
   Prepaid expenses                                                  (58,164)       (17,395)       (27,732)       (12,067)
   Deferred revenues                                                   3,095          1,941          3,095        (65,451)
   Accounts payable and accrued liabilities                          615,248       (638,232)    (1,017,470)       588,278
--------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities                          (11,832,884)    (2,872,656)    (4,579,587)    (4,425,725)
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (1,160,262)       (26,251)       (41,850)    (1,043,161)
Purchase of short-term investments                                (1,589,258)      (949,854)    (1,514,258)          --
Proceeds from maturing of short-term investments                     258,606        115,171        183,606         75,000
Deposits and other assets                                            (19,552)         2,091          3,334         (6,236)

Changes in non-cash working capital balances related to
   investing activities                                               19,903        (78,743)      (125,532)       145,435
-------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities                           (2,490,563)      (937,586)    (1,494,700)      (828,962)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                           700,000           --             --             --
Repayment of long-term debt                                         (533,333)       (20,909)       (33,333)      (100,000)
Proceeds from demand loan                                            581,845           --             --             --
Repayment of demand loan                                            (581,845)          --             --             --
Increase due to stockholder                                           30,394           --             --             --
Repayment due to stockholder                                         (20,394)          --             --             --
Repayment of obligations under capital leases                     (1,665,472)       (12,751)       (20,327)    (1,002,029)
Proceeds from issuance of shares of
   Bio Syntech Ltd. prior to the reverse acquisition               3,890,068           --             --             --
Proceeds from issuance of common shares of
   BioSyntech, Inc. prior to the reverse acquisition               3,399,980           --             --             --
Repurchase of common stock of
   BioSyntech, Inc. prior to the reverse acquisition                (506,380)          --             --             --
Proceeds from issuance of common shares of
   BioSyntech, Inc. after the reverse acquisition                  9,757,662           --             --        5,487,419
Share issue costs                                                   (805,466)          --             --         (373,746)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                              14,247,059        (33,660)       (53,660)     4,011,644
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
    equivalents                                                      519,533        (45,338)       (72,278)       585,270
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 443,145     (3,889,240)    (6,200,225)      (657,773)
Cash and cash equivalents, beginning of period                          --        4,167,213      6,643,370      7,301,143
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period [note 13]                   443,145        277,973        443,145      6,643,370
=========================================================================================================================

Additional information
Interest paid                                                        300,611         19,422         26,078         46,182
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

1.        BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION

BioSyntech, Inc. [the "Company"] was incorporated on December 14, 1994 under the laws of the State of Nevada.

Pursuant to an Amalgamation  agreement dated February 15, 2000, 9083-5661 Quebec
Inc.,  a  wholly-owned  subsidiary  of the Company,  and Bio Syntech Ltd.  ["Bio
Syntech"] were merged into one company under the name of Bio Syntech Canada Inc.
["Bio Syntech Canada"]. As a result of the merger, the Company became the record and beneficial  owner of all of the issued and outstanding  voting shares of Bio
Syntech  Canada.  The former Bio Syntech  shareholders  were  issued  15,177,036 non-voting  exchangeable  shares of Bio Syntech  Canada's  Preferred  Stock [the
"Class A  Shares"].  The Class A Shares are  exchangeable  on a  share-for-share basis [15,177,036] of common stock of the Company. The related 15,177,036 shares of common  stock of the  Company  have been  issued and were placed in trust and accordingly  are  considered  issued  and  outstanding.  As at March  31,  2002,
7,677,853 shares remain in trust [15,177,036 as at March 31, 2001].

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

These  consolidated  financial  statements are the continuation of the financial statements of the accounting acquirer, Bio Syntech which has a year-end of March
31. This date has continued to be used as the Company's year-end.  Bio Syntech's assets and liabilities are included in the consolidated  financial statements at their historical  carrying amounts.  Figures for the years ended as at March 31,
2002 and 2001 are those of Bio  Syntech.  For purposes of the  acquisition,  the fair value of the net assets of the Company of  $2,873,848  was  ascribed to the
12,095,000  previously  outstanding  common  shares of the Company  deemed to be issued in the acquisition as follows:

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
================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

1.     BASIS OF PRESENTATION AND GOING CONCERN
       ASSUMPTION [Cont'd]

The  consolidated  financial  statements  of the Company  have been  prepared in accordance with accounting principles generally accepted in the United States on a going concern basis which presumes the realization of assets and the discharge of  liabilities  in the normal  course of business for the  foreseeable  future.
Accordingly,   these  consolidated  financial  statements  do  not  include  any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or the amount and  classification  of liabilities that may be  necessary  should the Company be unable to continue  its business in the normal course.

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates  that losses will continue for the foreseeable  future.  As of March
31, 2002,  the  Company's  accumulated  deficit was  $17,205,389.  The Company's ability to continue as a going concern is uncertain and is dependent principally
upon  its  ability  to  obtain  further   financing  to  complete  research  and
development  projects  and  market  products,   achieve  profitable  operations,
generate  positive cash flows from  operations,  as to which no assurance can be given.

It is  expected  that  additional  funds will  continue  to be  required  for an indefinite period as no estimate can be made as to when the Company will achieve profitability.  The  Company  continues  to limit  operating  costs and  capital expenditures  based on its estimated cash requirements and financing  available.
Management  continues  to  negotiate  further  financing.  The  success of these negotiations is dependent on a number of items outside the Company's control and there is substantial  uncertainty  about the Company's  ability to  successfully complete these negotiations.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company, which is a development stage company, has been engaged primarily in research  and  development  since its  inception in 1995.  The Company  develops
advanced  biomaterials   specializing  in  tissue  engineering  and  therapeutic
delivery focusing on the repair of damaged tissue in the human body like bone or cartilage. The Company is also engaged in the development of advanced injectable biomaterials for the delivery of cells and genetic  material and  biotherapeutic
agents.  The  Company  also  develops  instrumentation   products.  The  Company
currently  has  products  at  different  stages of  development,  including  the pre-clinical trial stage. The Company has limited revenues to date and they have come almost entirely from sales of instrumentation products.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Principles of consolidation

The consolidated financial statements include the accounts of BioSyntech,  Inc., the accounts of Bio Syntech  Canada Inc and the accounts of  Biosyntech  Europe.
Biosyntech  Europe has a year-end of December 31. All intercompany  transactions and balances have been eliminated.

US dollar amounts  presented on the  consolidated  balance sheets,  consolidated statements of operations,  stockholders'  equity and cash flows are provided for convenience  of  reference  only and are based on the closing  exchange  rate at
March 31, 2002, which was $1.5942 Canadian per US dollar.

Utilization of estimates

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

Revenue recognition

Product revenue is recognized when persuasive evidence of an arrangement exists, the  product is  delivered,  there are no future  performance  obligations,  the purchase  price is fixed and  determinable,  and  collectibility  is  reasonably assured.  Amounts billed in advance of satisfying revenue  recognition  criteria are differed until such time as the related product has been delivered.  Service revenue is recognized when the services have been rendered.

Short-term investments

Short-term  investments  consist primarily of commercial paper, all of which are
classified  as   held-to-maturity.   The  Company   determines  the  appropriate
classification  of debt  and  equity  securities  at the  time of  purchase  and reassesses the classification at each reporting date.

Cash equivalents

Cash  equivalents  consist of investments  that are readily  convertible  into a known  amount of cash,  are subject to minimal risk of changes in value and have an original maturity of three months or less from the date of purchase.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

Foreign exchange

The Canadian dollar is the functional  currency of the Company.  Monetary assets and liabilities  denominated in a foreign currency are translated at the rate of
exchange  prevailing  at  the  balance  sheet  date.   Non-monetary  assets  and
liabilities are translated at the rate of exchange prevailing at the date of the transaction.  Revenues  and  expenses  are  translated  at the  monthly  average exchange rate prevailing  during the period.  Foreign  exchange gains and losses are included in the  determination of net earnings.  The functional  currency of the Company's foreign subsidiaries is the Canadian dollar.

Income taxes

The Company  accounts for income taxes using the liability  method in accordance with Statement of Financial  Accounting  Standards No. 109 Accounting for income taxes ["SFAS 109"].

Government assistance

Government assistance in connection with research and development  activities is recognized as reduction of expenses in the year that the related  expenditure is incurred.

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

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based  Compensation",  encourages,  but does not require,  companies to record  compensation  cost for  stock-based  employee compensation  plans at fair  value.  The  Company  has  chosen  to  account  for stock-based  compensation  awards to employees and directors using the intrinsic value method  prescribed in Accounting  Principles Board Opinion ["APB"] No. 25,
"Accounting  for Stock  Issued to  Employees,"  and related  interpretations  in accounting  for its  employee  stock  options as provided for under SFAS No.123, including pro forma disclosure.  Accordingly,  compensation cost for fixed stock options awarded to employees and directors is measured as the excess, if any, of the quoted  market  price of the  Company's  stock at the date of grant over the amount an employee or director must pay to acquire the stock.

Stock option grants and similar equity instruments  granted to non-employees are accounted  for under the fair  value  method  provided  for in SFAS No.  123 and
Emerging  Issues Task Force  ["EITF"],  Issue No. 96-18  "Accounting  for Equity
Instruments  That are  Issued  to Other  Than  Employees  for  Acquiring,  or in
Conjunction with Selling, Goods or Services."

Basic and diluted loss per common stock

Per share amounts have been  computed  based on the weighted  average  number of common shares outstanding each period. Exchangeable shares of Bio Syntech Canada outstanding  are deemed to be  outstanding  common shares of the Company for the purposes of the loss per share calculations and share continuity  disclosures as the  exchangeable  shares are the economic  equivalent  of common  shares of the
Company.

Accounting for derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133,
Accounting  for Derivative  Instruments  and Hedging  Activities.  The Statement
requires the Company to recognize all  derivatives  on the balance sheet at fair value.  Derivatives  that are not hedges must be adjusted to fair value  through income.  If the  derivative  is a hedge,  depending  on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets,  liabilities,  or firm  commitments  through  earnings  or recognized in other comprehensive  income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately  recognized in earnings.  Accordingly,  effective April 1, 2001, the
Company  adopted  this  statement.  The  Company  has  concluded  that it has no significant impact on its consolidated financial statements.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

Accounting for the impairment or disposal of long-lived asset

Effective April 1, 2001, the Company adopted the Financial  Accounting Standards
Board Statement of Financial  Accounting Standards SFAS No. 144, "Accounting for
the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of."
Although   retaining  many  of  the  fundamental   recognition  and  measurement
provisions  of SFAS No.  121,  the new rules  modify the  criteria  required  to classify an asset as held-for-sale.

The adoption of this standard had no impact on the Company's  financial position or results of operations for the year ended March 31, 2002.

3.        SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2002 consist of held-to-maturity  commercial papers  denominated  in US  dollars,  maturing  on July 11,  2002 and  having an average effective rate of 1.82%.

4.        RECEIVABLES

                                                      2002               2001
                                                       $                  $
--------------------------------------------------------------------------------

Sales tax receivable                                48,360              172,921
Trade receivables                                   15,942                   --
Government grants receivable                         5,000                9,000
Interest receivable                                  2,173               17,272
Other                                                7,378                9,040
--------------------------------------------------------------------------------
                                                    78,853              208,233
--------------------------------------------------------------------------------

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

5.        PROPERTY, PLANT AND EQUIPMENT

                                                              Accumulated            Net
                                                Cost         amortization        carrying value
                                                  $               $                    $
------------------------------------------------------------------------------------------------

2002
Land                                             351,000               --           351,000
Building                                       2,233,166          423,640         1,809,526
Office furniture and equipment                   184,977           82,322           102,655
Equipment under capital lease                     95,635           32,222            63,413
Office furniture under capital lease              21,424            6,427            14,997
-------------------------------------------------------------------------------------------
                                               2,886,202          544,611         2,341,591
-------------------------------------------------------------------------------------------

2001
Land                                             351,000               --           351,000
Building                                       2,211,472          299,975         1,911,497
Office furniture and equipment                   169,675           46,015           123,660
Equipment under capital lease                     90,781           14,093            76,688
Office furniture under capital lease              21,424            2,142            19,282
-------------------------------------------------------------------------------------------
                                               2,844,352          362,225         2,482,127
-------------------------------------------------------------------------------------------

6.        CREDIT FACILITY

The Company has a $50,000 credit  facility,  maturing on July 31, 2002,  payable upon demand,  bearing  interest at the prime rate plus 2.5%. A $50,000 charge on
inventory  and  receivables   was  granted  to  the  financial   institution  as
collateral. As of March 31, 2002 and 2001, no amount was drawn under this credit facility.

As at March 31, 2002 and 2001, the prime rate was 3.75% and 6.75% respectively.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

7.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                        2002             2001
                                                                          $                $
----------------------------------------------------------------------------------------------

Accounts payable                                                      391,469        1,143,803
Accrued compensation                                                  126,451          268,588
Other accrued liabilities                                             113,816          236,815
Accounts payable related to property, plant and equipment              19,903          145,435
----------------------------------------------------------------------------------------------
                                                                      651,639        1,794,641
----------------------------------------------------------------------------------------------

8.        LONG-TERM DEBT

                                                                        2002            2001
                                                                          $              $
-----------------------------------------------------------------------------------------------

Bank loan bearing interest at the prime rate. Interest on
the loan was paid by a governmental agency until
June 26, 2001. The loan matures on May 26, 2006
and is payable in monthly  installments  of $3,333 plus
interest  starting on June 26, 2001. The debt is
guaranteed by a governmental  agency and  collateralized
by a $200,000 first rank charge on all tangible and
intangible assets not otherwise encumbered.                           166,667         200,000
----------------------------------------------------------------------------------------------
                                                                      166,667         200,000
Less:  current portion                                                 40,000          33,333
----------------------------------------------------------------------------------------------
                                                                      126,667         166,667
==============================================================================================

The principal repayments are as follows for years ending March 31:

                                                                                         $
---------------------------------------------------------------------------------------------

2003                                                                                   40,000
2004                                                                                   40,000
2005                                                                                   40,000
2006                                                                                   40,000
2007                                                                                    6,667
---------------------------------------------------------------------------------------------
                                                                                      166,667
=============================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

9.        OBLIGATIONS UNDER CAPITAL LEASES

Future minimum lease payments under the capital leases are as follows:

                                                                          $
--------------------------------------------------------------------------------

2003                                                                   35,008
2004                                                                   22,860
2005                                                                   14,836
2006                                                                       10
--------------------------------------------------------------------------------
                                                                       72,714
Less:  interest portion at rates varying between 11.63% and 31.67%     12,195
--------------------------------------------------------------------------------
                                                                       60,519
Less:  current portion                                                 26,891
--------------------------------------------------------------------------------
                                                                       33,628
================================================================================

Included in interest on long-term debt is interest on obligations  under capital leases in the amount of $12,765 [$34,666 in 2001].

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS

a)    Fiscal 2001 transactions

Common stock issued for cash
On  April  4,  2000,  the  Company  issued  803,857  common  shares  for a  cash consideration of $4,131,343  [US$2,813,500]  and 30,000 common shares for a cash
consideration   of  $150,000.   The  share  issue  costs  amounted  to  $326,187
[US$220,892].  As part of this  transaction,  a total of 833,857  warrants  were issued  which  entitle  the holder to purchase an  aggregate  of 833,857  common shares at a price of US$4.50 on or before March 30, 2001.  These  warrants  have expired unexercised.

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

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS [Cont'd]

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

On September 30, 2001, a total of 470,000  warrants  relating to the February 2,
2000 private placement have expired unexercised.

b)    Fiscal 2002 transactions

Common stock issued to a consultant in exchange for services
On April 3, 2001, the Company signed an agreement with a mergers and acquisition firm to seek strategic  alliances.  As part of this agreement,  the Company must pay half the fees in cash and half in equity for a total value of US$50,000.  On
October 1, 2001,  the  Company  issued  40,000  common  shares in  exchange  for services for a value of $39,483 [US$25,000].  If the consultant is successful in seeking  strategic  alliances  and obtains  additional  funding  which result in milestone  payments,  the Company will be required to pay success fees of 5% for the first and the second US million dollar, 4% for the third, 3% for the fourth,
2% for the  fifth,  and 1% for each  additional  US  million  dollar in  funding obtained.  The  US$50,000  payment will be credited  against any future  success fees.  Additional  amounts owed to the consultant shall be paid half in cash and half in equity.

Exchangeable  shares  of the  subsidiary  of the  Company  issued  as a part  of settlement.

On  June  22,  2001,  the  subsidiary  of the  Company  issued  100,000  Class A non-voting exchangeable shares, which are exchangeable into common shares of the
Company,  as part of the  judgment in a lawsuit by a former  employee.  The fair value of the 100,000 shares issued  amounting to $114,248 had been accrued as at
March 31, 2001. These shares are presented as "Additional paid-in capital".

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS [Cont'd]

Common stock to be issued to a consultant in exchange for services
On January 10, 2002, the Company  signed an agreement  with RCG Capital  Markets
Group Inc. ["RCG"] expiring in July 2003. Under the agreement, RCG serves as the exclusive  financial  relations counsel for the Company in the United States. As part of this  agreement,  RCG is compensated in cash and in common shares of the
Company.  For the first  seven-month  period,  the Company must issue a total of
35,000  common  shares and pay in cash  US$21,000  in exchange  for the services provided and US$6,000 per month subsequently until the end of the agreement. The contract is cancellable by either party, subject to terms and conditions,  after the  conclusion of the initial  seven-month  period.  As of March 31, 2002,  the
Company has to issue 15,000 common shares in exchange for services. These shares have not been  issued yet and,  consequently,  they are shown as  "Common  stock paid-up  and not  issued".  The fair  value of these  shares,  in the  amount of
$11,009, was charged to general and administrative expenses.

Stock options

BioSyntech Inc.

On July 12,  2001,  the  Company  increased  the number of shares  reserved  for issuance under the Company's  Stock Option Plan to an authorized  maximum number of 3,900,000 shares of common stock to employees,  directors and consultants. As at March 31,  2002,  the  Company  has  outstanding  2,790,000  options  granted entitling the holders to purchase  2,790,000 common shares of BioSyntech Inc. at prices varying  between  C$0.79 and C$6.38.  The Board has the sole authority to determine the terms and conditions of the options to be issued.  The expiry date of the options is for a maximum of ten years after the date of grant.

On November 29, 2001, options to purchase 2,235,000 shares of common stock under the Company's  Stock Option Plan were granted as follows:  977,500 stock options to  employees,  300,000  stock  options to members of the Board of Directors and
957,500 stock  options to  consultants.  These  options can be exercised  over a maximum of five-year period from the grant date.

As a part of the agreement signed with RCG, the Company has granted RCG, subject to Board of Directors' approval,  an option to purchase 200,000 shares of common stock of the Company, in exchange for services,  at an exercise price of US$0.60 of which options to purchase 20,000 shares of common stock immediately vested at the date of the  agreement.  These  options  are  shown as  "Additional  paid-in
capital".   The  fair  value  of  these  options  was  charged  to  general  and administrative expenses in the amount of $16,623. The vesting dates of the other options are conditional  upon the rendering of specified  services.  The options can be exercised over a six-year period.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS [Cont'd]

As of March 31, 2002,  options to purchase  95,000 shares of the common stock of the Company  were  forfeited  because  more than 90 days had  elapsed  since the departure date of some employees.

                                                           2002                                2001
                                                   ---------------------------------------------------------
                                                                   Weighted                         Weighted
                                                                   Average                          Average
                                                    Stock          Exercise            Stock        Exercise
                                                   Options          Price             Options        Price
                                                                      C$                               C$
------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                      450,000           5.47                 --         --
Granted                                           2,435,000           1.12            625,000        5.70
Forfeited                                            95,000           4.10            175,000        6.31
------------------------------------------------------------------------------------------------------------
Outstanding, end of year                          2,790,000           1.73            450,000        5.47
------------------------------------------------------------------------------------------------------------
Exercisable, end of year                          1,958,500           1.88            175,000        5.69
------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
   granted during the year                                            0.59                           4.52
------------------------------------------------------------------------------------------------------------

As at March 31, 2002,  200,000 options of the 2,790,000  outstanding are subject to Board of  Directors'  approval.  No options were granted  prior to 2001.  The outstanding options expire between July 11, 2005 and December 31, 2010.

The  following  table  summarizes  information  with  respect  to stock  options outstanding for the Company's Stock Option Plan that the holder may convert into common shares of the Company as at March 31, 2002:

                                                 Options outstanding                               Options exercisable
                                --------------------------------------------------------------------------------------------
                                                      Weighted          Weighted average                        Weighted
            Exercise                Number             average             remaining          Number             average
             price              outstanding         exercise price      contractual life     exercisable      exercise price
               $                                         $                 (years)                                 $
----------------------------------------------------------------------------------------------------------------------------

              C 1.58             517,500              C 1.58                3.75               169,000          C 1.58
              C 1.19             125,000              C 1.19                3.28               125,000          C 1.19
              C 0.79             612,500              C 0.79                3.48               462,500          C 0.79
----------------------------------------------------------------------------------------------------------------------------
                               1,255,000              C 1.16                3.57               756,500          C 1.03
----------------------------------------------------------------------------------------------------------------------------

     US 3.25 to 4.00             305,000             US 3.99                8.35               300,000         US 4.00
             US 2.59              20,000             US 2.59                8.50                    --              --
             US 1.25              75,000             US 1.25                8.75                50,000         US 1.25
     US 0.50 to 1.00           1,135,000             US 0.66                3.84               852,000         US 0.65
---------------------------------------------------------------------------------------------------------------------------
                               1,535,000             US 1.38                5.04             1,202,000         US 1.51
---------------------------------------------------------------------------------------------------------------------------

Total                          2,790,000              C 1.73                4.38             1,958,500          C 1.88
===========================================================================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS [Cont'd]

Bio Syntech Canada Inc.

Under Bio Syntech  Canada's  Stock  Option  Plan,  options may be granted for an authorized  maximum  of  1,500,000  Class A shares of Bio  Syntech  Canada.  The subsidiary has 362,000 options granted entitling the holders to purchase 362,000
Class A shares of Bio Syntech Canada which are  exchangeable  into common shares of BioSyntech, Inc. at prices varying between C$1.75 and C$2.39. The options are exercisable  at any time  before the  expiry  date which is for a maximum of ten years following the date of grant.

As of  December  31,  2001,  options to purchase  847,500  Class A shares of Bio
Syntech Canada Inc.  expired.  As of March 31, 2002,  options to purchase 35,000
Class A of Bio Syntech Canada Inc. were forfeited  because more than 90 days had elapsed since the departure date of some employees.

                                                                         2002                                    2001
                                                           -----------------------------------------------------------------------
                                                               Stock            Weighted             Stock            Weighted
                                                              Options       Average Exercise        Options       Average Exercise
                                                                                  Price                                 Price
                                                                                   C$                                    C$
----------------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                                 1,244,500          1.09               1,500,000          1.06
Forfeited                                                        882,500          0.82                 255,500          0.87
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                                         362,000          1.76               1,244,500          1.09
----------------------------------------------------------------------------------------------------------------------------------
Exercisable, end of year                                         362,000          1.76               1,147,500          0.98
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted                                     --                                    --
----------------------------------------------------------------------------------------------------------------------------------

No options were granted prior to 1999. These options expire between December 31,
2002 and December 1, 2008.

The  following  table  summarizes  information  with  respect  to stock  options outstanding  for Bio  Syntech  Canada's  Stock  Option  Plan that the holder may convert into common shares of the Company as at March 31, 2002:

                                                                   Options outstanding and exercisable
                                    ------------------------------ ------------------------------------ ------------------------
             Exercise                          Number                  Weighted average                   Number
              price                          outstanding           remaining contractual life           exercisable
                $                                                          (years)
------------------------------------------------------------------------------------------------------------------------

             C1.75                          100,000                          6.67                         100,000
            US1.50                          162,000                          0.75                         162,000
            US0.75                          100,000                          6.67                         100,000
------------------------------ ------------------------------ ------------------------------------ ---------------------
                                            362,000                          4.02                         362,000
-------------------------------------------------------------------------------------------------- ---------------------

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS [Cont'd]

The  fair  value  of  options  at the  date of grant  was  estimated  using  the
Black-Scholes pricing model with the following weighted average assumptions.

                                       2002                     2001
                                         %                        %
----------------------------------------------------------------------

Expected life [years]                 5.08                       5.00
Risk-free interest rates              4.98                       6.00
Volatility                          114.00                     120.00
Dividend yield                        0.00                       0.00
---------------------------------------------------------------------

1,157,500  options were granted to  consultants  during the year ended March 31,
2002  [50,000  during the year ended  March 31,  2001].  The fair value of these options at the time of grant was charged to research and development and general and administrative expenses in the amount of $158,646 and $361,387, including an amount of $16,653 for the options  issued to RCG,  respectively  during the year ended March 31, 2002 [$237,500 was charged to research and development  expenses during the year ended March 31, 2001].

Had compensation cost for the Company's stock options been determined consistent with SFAS No.  123,  the  Company's  pro forma net loss  would be  increased  by
$934,000 for the year ended March 31, 2002  [$1,780,000 for the year ended March
31,  2001] and basic and  diluted  loss per share  would be  increased  by $0.03
[$0.06 for the year ended March 31, 2001].

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

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

10.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS [Cont'd]

Loss per share
The following is a reconciliation  of the numerator and denominator of the basic and diluted loss per share  computations  for the years ended March 31, 2002 and
2001.

                                                    2002             2001
                                                     $                 $
----------------------------------------------------------------------------

Numerator
   Net loss - numerator
   For basic and diluted loss per share          4,535,131         5,015,134
Denominator:
   Denominator for basic loss per share
   Weighted-average shares                      29,202,195        29,145,309
Effect of dilutive securities:
Stock options and warrants                              --                --
----------------------------------------------------------------------------
Denominator for diluted loss per share
Adjusted weighted-average shares and
   assumed conversions                          29,202,195        29,145,309
----------------------------------------------------------------------------

The Company's diluted net loss per share is equivalent to its basic net loss per share, since all of the Company's  potentially issuable securities would have an anti-dilutive effect in 2002 and 2001. These securities are options and warrants as noted above.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

11.       INCOME TAXES

There is no provision for income taxes or income tax recovery as the Company has had  continuous  losses  and it is not more  likely  than not that there will be future taxable income which might offset the current loss carryforward.

Significant  components of the Company's deferred tax assets and liabilities are as follows:

                                                                 2002             2001
                                                                   $               $
----------------------------------------------------------------------------------------

Deferred tax assets
Net operating loss carryforwards                               2,016,683       1,542,924
Scientific research and experimental development expenses      1,569,907       1,018,584
Excess of tax basis of financing fees over accounting value        9,472          12,733
Excess of tax basis of fixed assets over accounting value        180,737         122,248
----------------------------------------------------------------------------------------
Total deferred tax assets                                      3,776,799       2,696,489
========================================================================================

Net deferred tax assets (liabilities)
Deferred tax assets                                            3,776,799       2,696,489
Deferred tax liabilities                                              --              --
----------------------------------------------------------------------------------------
                                                               3,776,799       2,696,489
Valuation allowance                                            3,776,799       2,696,489
----------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                                 --              --
========================================================================================

Realization of deferred tax assets is dependent on future earnings,  if any, the timing and amount of which are  uncertain.  Accordingly,  the net  deferred  tax assets have been fully offset by a valuation allowance.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

11.       INCOME TAXES [Cont'd]

The Company has accumulated Canadian non-capital losses carryforwards for income tax purposes, the benefit of which has been offset by a valuation allowance, and which expire as follows:

                                                           Canadian
                                                            federal                   Quebec
                                                          tax losses                tax losses
                                                              $                         $
---------------------------------------------------------------------------------------------

2003                                                          39,000                   27,000
2004                                                         656,000                  553,000
2005                                                       1,125,000                1,129,000
2006                                                              --                       --
2007                                                         234,000                  233,000
2008                                                       2,064,000                2,048,000
2009                                                       2,389,000                2,372,000
---------------------------------------------------------------------------------------------
                                                           6,507,000                6,362,000
=============================================================================================

The Company has accumulated  temporary  differences as set out in the summary of deferred tax assets above.  The differences are mainly in relation to scientific research  and  experimental  development  expenditures  and are in the amount of approximately $4,720,000 at the Canadian federal level and $5,818,000 in Quebec.

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

                                                           2002         2001
                                                            %            %
----------------------------------------------------------------------------

Combined statutory federal and provincial rates           36.23        37.79
Decrease in taxes recoverable resulting from:
   Non-deductible expenses and other differences          (0.11)       (0.06)
   Tax credit non taxable in Quebec                       (0.49)       (0.39)
   Manufacturing and processing profits deduction         (5.50)       (7.00)
   Unrecognized tax benefits of operating losses and
      other available deductions                         (30.13)      (30.34)
-----------------------------------------------------------------------------
                                                             --           --
=============================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

12.       GOVERNMENT ASSISTANCE

The  Company has  incurred  scientific  research  and  experimental  development expenditures  which are  eligible  for  investment  tax credits at the  Canadian federal level.  The investment  tax credits  recorded are based on  management's estimates of amounts  expected to be  recovered  and are subject to audit by the taxation authorities and, accordingly, these amounts may vary.

The Company has  non-refundable  investment tax credits  available  amounting to
$1,153,000   related  to  scientific   research  and  experimental   development
expenditures  which may be  utilized to reduce  Canadian  federal  income  taxes payable in the future years end expire as follows:

                                                                     $
------------------------------------------------------------------------

2006                                                              32,000
2007                                                              66,000
2008                                                              29,000
2009                                                                  --
2010                                                              29,000
2011                                                             503,000
2012                                                             494,000
------------------------------------------------------------------------
                                                               1,153,000
========================================================================

The  benefits  of these  non-refundable  investment  tax  credits  have not been recognized in the financial statements.

13.       STATEMENTS OF CASH FLOWS

Cash and cash equivalents
Cash and cash equivalents  consist of cash on hand and money market instruments.
Cash and cash  equivalents  presented  in the cash flow  statement  include  the following balance sheet amounts:

                                                         2002            2001
                                                          $               $
-----------------------------------------------------------------------------

Cash on hand                                          443,145         425,403
Bankers' acceptances                                       --       6,217,967
-----------------------------------------------------------------------------
Total cash and cash equivalents                       443,145       6,643,370
=============================================================================

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

14.       FINANCIAL INSTRUMENTS

[a]         Fair value

Short-term financial assets and liabilities
The  carrying  amounts of  short-term  financial  assets and  liabilities  are a reasonable  estimate of the fair values  because of the short  maturity of these instruments.  Short-term  financial  assets comprise cash and cash  equivalents, short-term  investments,  receivables  and  investment  tax credits  receivable.
Short-term   financial   liabilities   comprise  accounts  payable  and  accrued
liabilities and due to stockholder.

Long-term debt
The carrying amount of the Company's  floating-rate  long-term debt approximates its fair value as it bears interest at current commercial floating rates.

The fair value of the fixed-rate  long-term debt and  obligations  under capital leases are based on the rates in effect for financial  instruments  with similar terms and maturities,  and approximates the carrying amount as of March 31, 2002 and March 31, 2001.

[b]         Credit risk

The  cash and  cash  equivalents  at  March  31,  2002 are held by one  Canadian financial institution, a chartered bank.

The short-term  investments at March 31, 2002 represent  commercial paper of one
US Company with a credit rating of A-2 as defined by Standard & Poors.

[c]         Foreign currency risk

The Company is exposed to foreign  currency  translation  risk due to cash, cash
equivalents,   short-term   investments,   receivables   and  accounts   payable
denominated  in  U.S.  dollars.  As  at  March  31,  2002,  assets,   consisting
principally of cash and cash equivalents and short-term investments, denominated in U.S.  dollars  totaled US $1,071,578 [US $4,104,499 as at March 31, 2001] and
liabilities  denominated in U.S.  dollars  totaled US $52,383 [US $138,549 as at
March 31, 2001].

The Company does not enter into arrangements to hedge its foreign currency risk.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

15.       COMMITMENTS

[a]         Lease

Commitments  under an  operating  lease for  equipment  for each of the next two years, are as follows:

                                                                       $
--------------------------------------------------------------------------

2003                                                                23,633
2004                                                                 4,586
--------------------------------------------------------------------------
                                                                    28,219
==========================================================================

[b]         Technology license

Under  the terms of a  technology  license  contract,  the  Company  must pay 5%
royalties to a shareholder  on sales of all products and services,  to a maximum of $3 million.  The Company  accrued  $21,056 as at March 31, 2002 [$7,218 as at
March 31, 2001] in respect of these arrangements.

[c]         Contract with a consultant

On January 10, 2002, the Company  signed an agreement  with RCG Capital  Markets
Group Inc. ("RCG") expiring in July 2003. Under the agreement, RCG serves as the exclusive  financial  relations counsel for the Company in the United States. As part of this  agreement,  RCG is compensated in cash and in common shares of the
Company.  For the first  seven-month  period,  the Company must issue a total of
35,000  common  shares and pay in cash  US$21,000  in exchange  for the services provided and US$6,000 per month subsequently until the end of the agreement. The contract is cancelable by either party,  subject to terms and conditions,  after the conclusion of the initial  seven-month  period. The Company has granted RCG, subject to Board of Directors' approval, an option to purchase 200,000 shares of common stock of the Company at an exercise  price of US$0.60 of which options to purchase  20,000  shares of common stock  immediately  vested at the date of the agreement.  The  vesting  dates of the other  options are  conditional  upon the rendering of specified services in the future. The options can be exercised over a six-year period [note 10].

[d]         Contract with LAB Pre-Clinical Research International Inc.

On March 8, 2002, the Company signed an agreement with LAB Pre-Clinical Research
International Inc. ["LAB"]. LAB will perform a study beginning on March 13, 2002 and expiring in twenty-six weeks. As part of this agreement,  the Company has to pay in cash  $111,000 in  exchange  for the  services  provided.  The  scheduled billing is 30% upon  quotation  approval,  30% on initiation  of dosing,  30% on completion  of  observation  period and 10% at  dispatch  of the  audited  draft report.  The  contract  is  cancelable  by either  party,  subject  to terms and conditions. As at March 31, 2002, the Company paid only the first payment.

BioSyntech, Inc.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001
[In Canadian dollars]

16.         SEGMENTED INFORMATION

The Company considers that it operates only in one reportable  industry segment, products relating to the development of biotherapeutic  delivery systems made of proprietary  biomaterials.  The Company's  operations  and all of its assets are located in Canada. Information by geographic segment is as follows:

                                                          2002          2001
                                                           $             $
------------------------------------------------------------------------------

Revenues from external customers
Canada                                                    27,674        66,200
United States                                            246,528        51,881
Australia                                                  3,631        26,277
------------------------------------------------------------------------------
                                                         277,833       144,358
==============================================================================

17.       CONTINGENT LIABILITY

A former  executive  employee and officer of the Company has commenced an action for wrongful  termination and is seeking $224,000 in compensation  allegedly due plus $35,000 for punitive and additional  damages. On March 27, 2002 this action was dismissed at no cost to the Company by the Superior Court of Canada.

18.       SUBSEQUENT EVENTS

On June 26, 2002, Business Development Bank of Canada ["BDC"] agreed to loan the
Company's wholly-owned subsidiary, Bio Syntech Canada Inc, a total of $2,500,000 of  which  $2,000,000  was  received  and  $500,000  is  subject  to  terms  and conditions.  The  debt is  collateralized  by all of the  Company's  assets  not otherwise  encumbered.  The terms of repayment  of the loan are:  the  principal amount,  together with the compound  interest at a compound rate of 10% annually shall be due on  February  15,  2006;  thereafter  and in case of  default,  the interest rate will be 25%. Partial or full payment,  without penalty, is allowed before the maturity date of the loan.

As a part of the  agreement,  the Company  has also agreed to issue  warrants to purchase  1,000,000  common  shares at a strike price of US$0.33 per share.  The warrants  will be  exercisable  for a  period  of five  years  from  the date of issuance.  BDC shall be entitled to exercise  warrants on a "cashless  basis" so that they would not be subject to any  restriction on transfer.  The exercise of the BDC warrants on a "cashless basis" shall not encompass any obligation on the part of the Company to redeem the said warrants.

