Form 10KSB/A
period 2002-03-31
BIOSYNTECH INC
filed 2002-07-29
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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
                 -----------------------------------------------
                 (Name of Small Business Issuuer in its Charter)

                Nevada                                   88-0329399
     --------------------------------                ----------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

            475 Boulevard Armand-Frappier
                   Laval, Quebec, Canada                  H7V 4B3
            -------------------------------------     ------------------
             (Address of principal                      (Zip Code)
                executive office)

                                 (450) 686-2437
                       ----------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents Incorporated by Reference:  None

            Transitional Small Business Disclosure Format (check one):

            /   /   Yes             /x/   No

            BioSyntech, Inc. (the "Company" or "BioSyntech") hereby amends Items
9 through 12 of its Form  10-KSB for the fiscal year ended  March 31,  2002,  as filed with the Securities and Exchange  Commission on July 16, 2002, to disclose the information  originally anticipated to be incorporated by reference from the
Company's  definitive proxy statement  pursuant to Regulation 14A of the General
Rules and Regulations under the Securities Exchange Act of 1934.

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

            The Board of Directors consists of three classes.  The present Class
I directors of the Company will serve until annual  meeting of  stockholders  in
2004 and until their  successors  are elected and qualify.  The present Class II directors will serve until the annual meeting of  stockholders in 2002 and until their  successors are elected and qualify.  The present Class III directors will serve  until  the  annual  meeting  of  stockholders  in 2003  and  until  their successors are elected and qualify. The members of the Board of Directors of the
Company are as follows:

            AMINE SELMANI PHD, 45 - Class III Director - Dr.  Selmani has served as our Chairman of the Board,  President and Secretary  since  February 2000, as our Chief  Executive  Officer from February 2000 to September  2000 and starting
January 2001, and Chairman of the Board, President,  Chief Executive Officer and
Secretary of Bio Syntech Canada Inc. ("Bio Syntech  Canada") and its predecessor corporation  since  its  inception  in  November  1997.  Prior to  founding  the predecessor corporation of Bio Syntech Canada in May 1995, Dr. Selmani had eight years  of  teaching  experience  at  the  Chemical  Engineering  Department  and
Biomedical  Institute of Ecole Polytechnique as an Associate Professor from 1992 to 1997 and as an Assistant  Professor from 1989 to 1992.  Dr. Selmani  received his Bachelor of Science and Master of Science  Degrees in Physical  Chemistry in
1979 and 1981,  respectively,  from the University of Bordeaux,  France. He also obtained his Doctoral and Post  Doctoral  Degrees in Materials  Science from the
University of Montreal in 1985 and Dalhousy University in 1988, respectively.

            DENIS N. BEAUDRY,  59 - Class III Director - Mr.  Beaudry has been a director  of  BioSyntech  since  February  2000.  Mr.  Beaudry  is the  founding
President  and  general  manager of  Gestion  Univalor  ("Univalor"),  Montreal,
Quebec,  Canada, a limited  partnership formed by Universite de Montreal and its affiliated  schools  and  hospitals  for  the  purpose  of  commercializing  the intellectual  property of the researchers  from these  institutions.  Univalor's role consists of enhancing the value of research  results for  commercial use by means of start-up of high-tech companies in which Univalor holds a participation or  interest.  From 1984 to 1998,  he occupied  the  position of director of the
Centre de Developpement Technologique of the Ecole Polytechnique whose sphere of activities includes technology  transfer,  licensing of technology and software, joint  creation  with private  industry of  laboratories  and research  centers, strategic alliances, research partnerships,  industrial chairs and the emergence of  high  technology  enterprises.  Mr.  Beaudry  was  President  of the  Quebec
Association of University Research Directors in 1992, and is at present a member of the Board of  Directors  of Odotech  Inc.,  COESI Inc.,  LTRIM  Technologies,
Phostech Lithium Inc. and Cardianove Inc.

            JEAN-YVES BOURGEOIS, 35 - Class II Director - Mr. Bourgeois has been a director of BioSyntech since February 2000. Since July 1999, Mr. Bourgeois has been a director and Senior Vice  President  in charge of  corporate  finance for eastern  Canada of  Canaccord,  a  securities  broker/dealer.  Prior to  joining
Canaccord,  Mr.  Bourgeois  served  as a Chief  Financial  Officer  for  Aeterna
Laboratories  from July 1998 to July  1999.  From  July 1997 to July  1998,  Mr.
Bourgeois  had  also  been  in  charge  of  small  capital  market  development, specializing in high technology and biotechnology industries, for TD Securities, a securities broker/dealer.  From 1993 to July 1997, Mr. Bourgeois was a partner at Gordon  Capital,  a securities  broker/dealer,  where he  specialized in high technology and biotechnology industries and became the head of corporate finance for eastern Canada in May 1996.

            PIERRE  RANGER MD, 47 - Class II  Director  - Dr.  Ranger has been a director of BioSyntech  since February  2000.  Since 1991, Dr. Ranger has been a teaching professor in the orthopedic  residents program at the CMDP Sacred Heart
Hospital of Montreal.  Dr. Ranger  received his Doctoral of Medicine Degree from the University of Montreal in 1979 and Diploma of Sports Medicine in 1996.

            SERGE SAVARD, 55 - Class I Director - Mr. Savard has been a director of BioSyntech  since July 2001.  Since 1993,  Mr. Savard has been a partner with
Thibault,  Messier,  Savard,  a real estate  investment firm. Prior to 1993, Mr.
Savard served in various  capacities  with the Montreal  Canadiens  Hockey Club, including as Vice President and General  Manager.  Mr. Savard is deeply involved
in  several   aspects  of  amateur   sports  and  is  associated   with  several
philanthropic organizations.

            PIERRE  ALARY  CA,  45 - Class I  Director  - Mr.  Alary  has been a director of BioSyntech  since  February  2000.  Since August 1998, Mr. Alary has been a Vice  President for finance and  information  technologies  at Bombardier
Transport,  a designer,  manufacturer  and  distributor  of rail cars.  Prior to joining  Bombardier  Transport,  Mr.  Alary was a Senior  Partner at Ernst &
Young LLP from  April 1988 to August  1998,  specializing  in the  biotechnology industry.  As Senior  Partner,  Mr. Alary was in charge of  providing  audit and consulting  services  to  major  manufacturing  companies  and  high  technology companies,  more specifically  biotechnology companies. He has also participated in a number of special  financing  engagements  for  manufacturing  companies in respect of equity financing.

            Denis  Beaudry is the  nominee  of  Polyvalor,  Inc.  ("Polyvalor").
Polyvalor  has the right to appoint one nominee to the Board of Directors  under
the  Assignment  Agreement  (as  hereinafter  defined).   There  are  no  family
relationships among directors and executive officers.

Executive Officers

            The other executive officers of the Company are as follows:

            AJAY   GUPTA   PHD,   40  -  Dr.   Gupta  has  been  the   Executive
Vice-President, Therapeutics Delivery Division of the Company since May 2002. He has served as Chief Operating  Officer of the Company since November 2000 to May
2002.  From June 2000 to May 2002,  Dr. Gupta has been also been employed by the
Company as its Director for Business & Product Development. From May 1999 to
June  2000,  Dr.  Gupta  worked  for  ITR   Laboratories   Canada  as  Director,
Analytical/ADME/Pharmacy,  being responsible for the overall  administration and scientific  direction of the three  departments.  From January 1997 to May 1999,
Dr. Gupta worked for Neurochem Inc. as Director of Chemistry. He was responsible for  the  overall  administration  and  scientific  direction  of the  chemistry department  involved  in drug  discovery  and drug  development  in the areas of
Alzheimer's,  Type II Diabetes,  Epilepsy,  Kidney failure and Congestive  heart disease.  From  January  1994 to January  1997,  Dr.  Gupta  worked for MDS Inc.
formerly  known as Phoenix  International  Life  Sciences  Inc. as Manager,  GMP
Synthesis/Senior   Research   Chemist   being   responsible   for  the   overall
administration  of  GMP's  synthesis   department  contract   manufacturing  and
evaluation of new technologies.

            MICHAEL  BUSCHMANN  PHD,  40 -  Dr.  Buschmann  has  been  the  Vice
President of Research and  Development  Division of the Company  since May 2002.
Since  1997,  Dr.  Buschmann  has been  Professor  of  Chemical  and  Biomedical
Engineering at Ecole  Polytechnique.  He received a Ph.D. in Medical Engineering and Medical  Physics from the  Division of Health  Sciences  and  Technology  at
Harvard  University and the  Massachusetts  Institute of Technology in 1992, and
completed  postdoctoral  training at the  University of Bern in  Switzerland  in
1994.  Since 1994 Dr.  Buschmann  has  established  a research  program at Ecole
Polytechnique  in  fields  dealing  with  cartilage  and  arthritis.  In 1999 he received an infrastructure  grant from the Canadian Foundation for Innovation to construct a large number of integrated  multidisciplinary  laboratories at Ecole
Polytechnique  and in 2001 he was awarded a Canada  Research  Chair in Cartilage
Tissue Engineering at Ecole  Polytechnique.  Dr. Buschmann is co-director of the bioengineering  theme within the federally funded Canadian  Arthritis Network of
Centres of  Excellence  and has a  research  program  in  cartilage  physiology, function, pathology,  diagnosis and repair. He has received a number of teaching awards  at Ecole  Polytechnique  and  several  distinctions  for  innovation  in research. Dr. Buschmann has published over 100-refereed  scientific articles and conference  proceedings and has authored three published  patents in addition to three others that are under review.  Ecole Polytechnique  licensed these patents
to  BioSyntech  Inc.  for  development   into  cartilage  repair  and  cartilage
diagnostic products.

            ERIC DESROSIERS PHD, 34 - Dr. DesRosiers has been the Vice President of the Tissue Repair and  Manufacturing  Division of the Company since May 2002.
He has served as the  Director of Soft Tissue  Regeneration  of the Company from
May 2000 to May 2002. From October 1994 to May 2000, Dr.  DesRosiers  worked for
ApoTex Research Inc., a Canadian pharmaceutical company, where he led a research and development  team  throughout the  development of a novel  tissue-engineered skin product.  In 1988 and 1989, Dr.  DesRosiers  obtained  bachelor  degrees in
Biology and  Biochemistry  from the  University of Ottawa.  In 1991, he received
M.Sc.A and, in 1995, Ph.D. degrees in biomedical engineering from the University of Montreal / Ecole  Polytechnique.  He is currently completing an executive MBA program at Universite  du Quebec a Montreal  specializing  in the  management of
Bio-Industries.

            MATTHEW  SHIVE PHD, 30 - Dr.  Shive has been the Vice  President  of
Biocompatibility  and Regulatory Affairs Division of the Company since May 2002.
Dr. Shive has been with the Company since October of 2000,  undertaking the task of establishing  and directing the department of Material  Biocompatibility.  In
October 2001, Dr. Shive became Director of Product Development &  Regulatory
Affairs of the Company.  He now oversees in-house  biocompatibility  research of
materials,   pre-clinical  development  activities  for  each  product,  and  is responsible  for  interactions  with regulatory  agencies.  Prior to joining the
Company in October 2000, he worked as a research  assistant at Cleveland  Clinic
Foundation  from April 1995 to January 1996. In May 1993,  Dr. Shive  received a
Bachelors  of Science  degree and in May 1998 he received his Masters of Science degree,  both from John Hopkins  University.  In August 2000, Dr. Shive received his Ph.D.  degree  from Case  Western  Reserve  University.  All of Dr.  Shive's
degrees  were in  Biomedical  Engineering  with a  primary  focus  on  materials science.  Dr.  Shive's  expertise  lies in the  interactions  between  implanted biomaterials  and  biological  systems,  and he has published over 25 scientific articles and conference proceedings in this area.

            LUCIE DUVAL,  42 - Mrs. Duval has been the controller of the Company since  February 2000 and  controller of Bio Syntech  Canada and its  predecessor corporation  since  June 1999.  From 1986 to 1996,  Mrs.  Duval was a  financial counselor  for the City of Montreal,  Canada.  Ms. Duval  obtained a Bachelor of
Business  Administration  in Finance at Universite de Sherbrooke in 1981 and, in
1999 she received a certificate in personal  financial  planning from Universite
Laval in Quebec City.

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

            Based  solely on its review of the copies of such forms  received by it, or written  representations  from  certain  reporting  persons,  the Company believes that during the fiscal year ended March 31, 2002, except as provided in the next  sentence,  there  was  compliance  with the Form 3,  Form 4 and Form 5 filing requirements applicable to its officers,  directors and 10% stockholders.
Each of Drs. Selmani and Gupta,  Messrs.  Beaudry and Savard and Ms. Duval filed their respective Forms 5 on July 1, 2002 and Dr. Ranger filed his Form 5 on July
22,  2002,  all to report  options  granted to them during the fiscal year ended
March 31, 2002. Neither of Messrs.  Bourgeois and Alary has filed his respective
Form 5 to report the  options  granted to him during the fiscal year ended March
31, 2002.

ITEM 10.    EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVES

            The  following  table  sets  forth all  compensation  awarded to the
Company's Chief Executive  Officer.  No other executive officers received annual compensation in excess of USD$100,000 during the periods indicated.

SUMMARY COMPENSATION TABLE

                                           Annual Compensation (CDN$)         Long-Term
                                                               ------     Compensation (Awards):
                                                                                Securities
   Name and Position          Fiscal Year       Salary       Bonus        Underlying Options (#)
------------------------------------------------------------------------------------------------
Amine Selmani
President and Chief            2002            $185,000       $0               362,500
Executive Officer              2001            $185,000       $0                50,000
                               2000            $120,000       $0                  -

OPTION GRANTS

                            Number of
                           Securities         Percent of
                           Underlying       Total Options
                            Options           Granted to       Exercise of
     Name                   Granted           Employees        Base Price      Expiration Date
----------------------------------------------------------------------------------------------

Amine Selmani            362,500 (1)            16.2%          CDN$0.79 (1)           (2)
-------------------

(1)         Includes options to purchase  312,500 shares of common stock,  $.001 par value of the Company (the "Common Stock") granted to Dr. Selmani on November 29, 2001 by the Board of Directors at an exercise  price of CDN$0.79  per share to replace the options to purchase  shares of exchangeable  preferred  stock  of Bio  Syntech  Canada  which  were exchangeable  into shares of Common  Stock at an  exercise  price of
            CDN$0.75. The closing price of one share of Common Stock on November
            29, 2001 was USD$0.46 (or CDN$0.75).

(2)         Options to purchase 50,000 shares of Common Stock expire on July 11,
            2005 and options to purchase  312,500  shares of Common Stock expire on Dec. 1, 2005

            The Company has never granted any stock appreciation rights.

AGGREGATED FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

            Dr.  Selmani did not  exercise  any  options  during the fiscal year ended  March 31,  2002.  The  following  table  sets forth  certain  information regarding unexercised stock options held by Dr. Selmani as of March 31, 2002.

                           Number of Securities Underlying   Value of Unexercised In-The-
                                Unexercised Options at             Money Options at
                                  March 31, 2002(#)            March 31, 2002 (in USD)
         Name                 Exercisable/Unexercisable       Exercisable/Unexercisable
         ----                 -------------------------       -------------------------

Amine Selmani                          412,500/0                       0/0

            The value of the  unexercised  in-the-money  options is based on the market value, as reported on the Over the Counter Electronic  Bulletin Board, of
USD$0.35  per share of Common  Stock at March 31, 2002 and an exercise  price of
USD$0.50 (CDN$0.79) per share of Common Stock.

COMPENSATION OF DIRECTORS

            The  Company  does not  currently  compensate  directors  for  their service on the Board of Directors.  The directors,  however,  are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

            Under the terms of the  Company's  employee  stock option  incentive plan,  directors  are  eligible  for the grants of options.  In  November  2001, options  to  purchase  50,000  shares of Common  Stock at an  exercise  price of
USD$0.50  per share were  granted  under the  Company's  employee  stock  option incentive plan to each of Messrs. Beaudry, Alary, Bourgeois,  and Savard and Dr.
Ranger and options to  purchase  362,500  shares of Common  Stock at an exercise price of CDN$0.79 (or USD$0.50) per share were granted to Dr Selmani.

            The Board of Directors will regularly  evaluate the  remuneration of directors for subsequent fiscal years.

OTHER COMPENSATION PLANS

            The Company has no pension plan or other  compensation plans for its executive officers or directors.

EMPLOYMENT AGREEMENT

            AJAY GUPTA PHD - The Company  entered into an  employment  agreement with an indefinite term with Dr. Ajay Gupta dated as of November 2000. Dr. Gupta serves as Chief  Operating  Officer with duties and  responsibilities  which are determined by the Board of Directors from time to time. Dr. Gupta is entitled to an annual base salary of CDN$135,000,  which shall be reviewed annually,  plus a bonus payment at the  discretion  of the  compensation  committee.  The Board of
Directors  also granted Dr. Gupta  options to purchase  75,000  shares of Common
Stock at an exercise price of USD$1.25 per share,  vesting in three installments commencing  December 31, 2000.  Dr.  Gupta is subject to a  confidentiality  and non-solicitation  agreement  during  the  term  of  his  employment  and  for an additional  three-year  period following the termination of his employment.  Dr.
Gupta,  or his estate,  will be entitled to receive his full salary for a period of three months if he is terminated without cause, death or disability.  He will not be entitled to receive any salary if he is terminated for cause.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            The  following  table  contains  information  as  of  July  2,  2002 regarding  the  beneficial  ownership of shares of Common Stock by the directors and executive  officers of the Company and those persons or entities who, to the knowledge  of the  Company,  beneficially  own more  than 5% of the  outstanding shares of Common Stock. For purposes of calculating  beneficial  ownership,  the shares of Common Stock beneficially owned by Messrs.  Beaudry,  Alary, Bourgeois and Savard and Drs. Selmani,  Ranger and Gupta, and Mrs. Duval include shares of
Common Stock

issuable upon the exercise of stock options  exercisable within sixty days after
July 2, 2002. The address of all the directors and executive officers and owners of more than 5% of  outstanding  Common Stock is 475 Boulevard  Armand-Frappier,
Laval, Quebec, Canada H7V 4B3, unless otherwise specified.

                                            Shares of Common            Percentage of Common
   Name and Address of                     Stock Beneficially            Stock Beneficially
    Beneficial Owner                            Owned                         Owned
-----------------------                    ------------------           --------------------

9083-1496 Quebec Inc.                         7,640,000                       26.2%

Amine Selmani                                 9,182,500                       30.8%

Denis N. Beaudry                                100,000                         *
3744 Jean Brillant, Suite 6332,
Montreal, Quebec, Canada
H3T 1P1

Pierre Alary                                    100,000                         *
1101 Parent Street, Saint-Bruno,
 Quebec, Canada J3V 6E6

Jean-Yves Bourgeois                             100,000                         *
1010 Sherbrooke West, Suite
1100, Montreal, Quebec, Canada
H3A 2R7

Pierre Ranger                                   200,000                         *
2655 boul. Daniel Johnson,
Laval, Quebec, Canada H7P 5Y2

Serge Savard                                    169,800                         *
1010 rue De la Gauchetiere
West, Suite 600
Montreal, Quebec, Canada  H3B
2N2

Ajay Gupta                                      175,000                         *

Michael Buschmann                               490,000                        1.7%

Eric DesRosiers                                  40,000                         *

Matthew Shive                                    31,300                         *

Lucie Duval                                      50,000                         *

All Officers and Directors                   10,638,600                       34.6%
as a group (11 persons)

            The  percentages  shown  with  an '*'  mean  that  the  director  or executive officer owns less than 1.0% of the outstanding shares of Common Stock.
The  information  shown above also includes  rights to acquire  shares of Common
Stock through the exchange of exchangeable preferred stock.

            Dr.  Selmani has voting and  dispositive  power with  respect to the
7,640,000 shares of exchangeable  preferred stock owned by 9083-1496 Quebec Inc.
Dr. Selmani also may be deemed the beneficial  owner of 412,500 shares of Common
Stock  issuable  upon  exercise of his  options.  Monique  Jarry,  spouse of Dr.
Selmani,  holds 885,000 shares of  exchangeable  preferred  stock and options to purchase  200,000  shares  of  Common  Stock,  which  are also  included  in the beneficial ownership of Dr. Selmani reported above.

            Denis N. Beaudry is the  representative  of  Polyvalor,  Inc. in the
Board of  Directors.  The shares  reflected  in the table  above do not  include
1,072,000  shares of Common Stock  beneficially  owned by Polyvalor,  Inc. as to which Mr. Beaudry disclaims beneficial ownership. See "Certain Relationships and
Related  Transactions" for a description of the agreements under which Polyvalor is entitled to designate a member to the Board of Directors.

            Dr. Michael  Buschmann  holds 290,000 shares of Common Stock and may be deemed the  beneficial  owner 80,000 shares of Common Stock issuable upon the exercise of his options. Caroline Hoemann, spouse of Dr. Buschmann holds 100,000 shares of Common Stock and options to purchase  20,000  shares of Common  Stock, which are also included in the beneficial  ownership of Dr.  Buschmann  reported above.

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION (AS OF MARCH 31, 2002)

      ---------------------------------------------------------------------------------------------------------------
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
      ---------------------------------------------------------------------------------------------------------------

      Equity compensation               3,152,000 (1)                 1.73                      2,248,000
      plans approved by
      security holders(1)

      Equity compensation                    _                          _                            -
      plans not approved by
      security holders
      ---------------------------------------------------------------------------------------------------------------
      Total                             3,152,000 (1)                 1.73                      2,248,000
      ---------------------------------------------------------------------------------------------------------------
---------------------

            (1) Includes  options to purchase an  additional  200,000  shares of
Common Stock that have been committed to a third party vendor of the Company and are subject to the approval of the Board of Directors.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENT WITH POLYVALOR

            In October 1997, the predecessor company of BioSyntech,  Bio Syntech
Ltd., entered into a technology  assignment  agreement,  as amended in September
1999 and as amended and restated  March 15, 2000 (the  "Assignment  Agreement"),
with  Polyvalor  Limited  Partnership,   a  Canadian  limited  partnership,   as
represented by its General Partner, Polyvalor. Polyvalor is an entity created by

Ecole  Polytechnique  de Montreal  (the  University  of  Montreal's  engineering
faculty,   "Ecole   Polytechnique")  for  the  purpose  of  commercializing  the technology in which Ecole Polytechnique has an interest.  Through the Assignment
Agreement,  the Company  acquired from  Polyvalor all rights  related to certain patents and know-how. In consideration of said assignment, the Company agreed to pay to Polyvalor a royalty of 5% on all gross sales of all products and services sold by the Company,  up to a maximum  cumulative  amount of  CDN$3,000,000.  In connection  with  the  Assignment  Agreement,  Bio  Syntech  Canada,  issued  to
Polyvalor  1,072,000  shares of its  exchangeable  preferred  stock and  granted
Polyvalor  the right to nominate  one director to the Board of  Directors.  As a result of the Transactions,  the exchangeable preferred stock is exchangeable on a share for share basis for shares of Common Stock,  and Polyvalor has the right to  nominate  one  director  to the Board of  Directors.  On  February  6, 2002,
Polyvalor  exchanged the 1,072,000  exchangeable  preferred shares for 1,072,000 shares of Common Stock.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BioSyntech, Inc.

July 29,2002                                      By: /s/ Amine Selmani
                                                      ------------------
                                                      Amine Selmani
                                                      President

July 29, 2002                                     By: /s/ Lucie Duval
                                                      ---------------
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

Signature                        Title                               Date

/s/ Amine Selmani                Chairman of the Board,          July 29,2002
-----------------                Chief Executive Officer and
    Amine Selmani                President

------------------------         Director
    Denis N. Beaudry

/s/ Pierre Alary                 Director                        July 29, 2002
------------------------
    Pierre Alary

/s/ Jean-Yves Bourgeois*         Director                        July 29, 2002
------------------------
    Jean-Yves Bourgeois

/s/ Pierre Ranger *              Director                        July 29, 2002
------------------------
    Pierre Ranger

/s/ Serge Savard *               Director                        July 29, 2002
-----------------------
    Serge Savard

            */s/ Dr. Amine Selmani
            ----------------------
              Dr. Amine Selmani
              Attorney-in-Fact

