Form 10QSB
period 2002-06-30
BIOSYNTECH INC
filed 2002-08-16
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended:                   June 30, 2002
                                    --------------------------------------------

(  ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from                           to
                                   ---------------------------------------------

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

                                 (450) 686-2437
 -------------------------------------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

            Check  whether  the issuer (1) has filed all  reports to be filed by section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days.

            (X) Yes (   ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity as of the latest practicable date:  [29,222,250] shares of Common Stock as of August 12, 2002.

            Transitional Small Business Disclosure Format (check one):

                                 ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

Page No.

PART I.      FINANCIAL INFORMATION

     Item 1. Unaudited Condensed Consolidated Interim Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2002 and     3
             March 31, 2002

             Condensed Consolidated Statements of Operations for the Three-    4
             Month Periods Ended June 30, 2002 and June 30, 2001

             Condensed Statement of Stockholders' Equity (Deficiency) from     5
             inception to June 30, 2002

             Condensed Consolidated Statements of Cash Flows for the Three-    6
             Month Periods Ended  June 30, 2002 and June 30, 2001

             Notes To Condensed Consolidated Interim Financial Statements      7

     Item 2. Management's Discussion and Analysis                             11

             Risk Factors                                                     16

Part II.       OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                        21

     Item 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    22

                                BIOSYNTECH, INC.

PART I. FINANCIAL  INFORMATION

Item 1.     Unaudited Condensed Consolidated Interim Financial Statements

BioSyntech, Inc.
A development stage company

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                             [See Basis of Presentation and Going Concern Assumption - note 2]

As of June 30, 2002 and March 31, 2002
[In Canadian dollars]
                                                             June 30,      June 30,       March 31,
                                                               2002          2002           2002
                                                               US$            C$             C$
                                                             [note 2]      [note 2]       [note 2]
                                                           [Unaudited]    [Unaudited]
----------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                    1,070,565      1,623,191        443,145
Short-term investments                                         874,900      1,326,523      1,395,163
Receivables                                                     59,912         90,838         78,853
Inventory                                                       13,308         20,177         21,657
Investment tax credits receivable                              165,588        251,064        213,064
Prepaid expenses                                                15,212         23,065         58,164
----------------------------------------------------------------------------------------------------
                                                             2,199,485      3,334,858      2,210,046
----------------------------------------------------------------------------------------------------
Property, plant and equipment                                1,520,197      2,304,923      2,341,591
Deposits and other assets                                      311,860        472,842         19,452
----------------------------------------------------------------------------------------------------
                                                             4,031,542      6,112,623      4,571,089
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                       590,202        894,865        651,639
Due to stockholder, without interest and repayment terms         6,595         10,000         10,000
Deferred revenues                                                 --             --            3,095
Current portion of long-term debt                               26,382         40,000         40,000
Current portion of obligations under capital leases             18,655         28,284         26,891
----------------------------------------------------------------------------------------------------
                                                               641,834        973,149        731,625
----------------------------------------------------------------------------------------------------
Long-term debt [Note 4]                                      1,397,480      2,118,859        126,667
Obligations under capital leases                                17,155         26,010         33,628
----------------------------------------------------------------------------------------------------
                                                             2,056,469      3,118,018        891,920
----------------------------------------------------------------------------------------------------

Stockholders' equity
Common stock [Note 3]
  Par value $0.001
  Authorized 100,000,000  common shares
  Issued and outstanding
  29,222,250 common shares                                  12,060,321     18,285,858     18,285,858
  To be issued
  30,000 common shares [15,000 as of March 31,2002]             11,754         17,822         11,009
Additional paid-in capital                                   1,897,259      2,876,624      2,587,691
Deficit accumulated during the development stage           (11,994,261)   (18,185,699)   (17,205,389)
----------------------------------------------------------------------------------------------------
                                                             1,975,073      2,994,605      3,679,169
----------------------------------------------------------------------------------------------------
                                                             4,031,542      6,112,623      4,571,089
====================================================================================================

See accompanying notes

On behalf of the Board

------------------------                          ------------------------------
Director                                          Director

                                        3

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended June 30, 2002 and 2001
[In Canadian dollars]                                                                             Unaudited

                                                Cumulative from
                                                  inception to      June 30,      June 30,         June 30,
                                                 June 30, 2002       2002           2002             2001
                                                     C$               US$            C$               C$
-----------------------------------------------------------------------------------------------------------
                                                                    [note 2]

Sales                                                626,302         23,726         35,973          1,428
Cost of sales                                        240,841          1,999          3,031            142
-----------------------------------------------------------------------------------------------------------
                                                     385,461         21,727         32,942          1,286
-----------------------------------------------------------------------------------------------------------
Research and development expenses                 12,046,806        375,840        569,848        795,028
Investment tax credits                            (2,000,012)       (25,063)       (38,000)       (52,072)
General and administrative expenses                8,826,875        233,280        353,699        668,654
Interest on long-term debt and capital lease
   obligations                                       325,939          6,898         10,458         10,672
Depreciation of property, plant and equipment        591,757         30,996         46,996         44,969
Government grants                                   (209,644)          --             --          (14,000)
Interest income                                     (639,826)        (4,460)        (6,763)       (57,379)
(Gain) loss on foreign exchange                     (370,735)        50,794         77,014        213,043
-----------------------------------------------------------------------------------------------------------
                                                  18,571,160        668,285      1,013,252      1,608,915
-----------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (18,185,699)      (646,558)      (980,310)    (1,607,629)
Deficit accumulated during the development
    stage, beginning of period                          --      (11,347,703)   (17,205,389)   (12,670,258)
-----------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (18,185,699)   (11,994,261)   (18,185,699)   (14,277,887)
===========================================================================================================
Weighted average number of common shares
    outstanding                                                  29,222,250     29,222,250     29,182,250
Basic and diluted loss per share                                      (0.02)         (0.03)         (0.06)
===========================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIENCY) [Note 3]
        [See Basis of Presentation and Going Concern Assumption - note 2]

From inception to June 30, 2002
[In Canadian dollars]                                                                                                      Unaudited

                                                        Common Stock        Common Stock     Additional
                                                   issued and outstanding    to be issued      paid-in       Accumulated
                                                   Shares          Amount   Shares    Amount    capital       deficit      Total
                                                                     $                  $          $             $           $
-----------------------------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                               8,525,000          1                           --            --             1
Net loss 1996 [325 day period]                           --         --                             --         (2,865)      (2,865)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                             8,525,000          1                           --         (2,865)      (2,864)
Net loss 1997                                            --         --                             --         (9,332)      (9,332)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                             8,525,000          1                           --        (12,197)     (12,196)
Deemed common stock paid up as of January 31,
 1998 and issued on August 3, 1998                       --      215,000                           --            --       215,000
Net loss 1998                                            --         --                             --       (236,987)    (236,987)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                             8,525,000    215,001                           --       (249,184)     (34,183)
Deemed common stock issued for cash                 1,746,579  1,083,108                           --            --     1,083,108
Deemed common stock issued in exchange
 for services                                       1,940,000  1,455,000                           --            --     1,455,000
Deemed options granted to consultants                    --         --                        1,309,350          --     1,309,350
Net loss 1999                                                                                      --      (4,165,657) (4,165,657)
Deemed share issuance costs                              --      (90,200)                          --            --       (90,200)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                            12,211,579  2,662,909                      1,309,350    (4,414,841)   (442,582)
Deemed common stock issued for cash                 1,893,457  2,595,222                           --            --     2,595,222
Deemed common stock issued in exchange for
 intellectual property                              1,072,000  1,072,000                           --            --     1,072,000
Deemed options granted to consultants                    --    2,662,909                        406,560          --       406,560
Net loss and comprehensive loss for the period
  from April 1, 1999 to February 28, 2000                --         --                             --      (2,850,977) (2,850,977)
-----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000               15,177,036  8,993,040                      1,715,910    (7,265,818)    780,223
Acquisition of BioSyntech,Inc. by Bio Syntech Ltd. 12,095,000  2,873,848                           --            --     2,873,848
March 31, 2000, issuance                              843,500  4,270,243                           --            --     4,270,243
Share issue costs                                        --     (341,520)                          --            --      (341,520)
Net loss and comprehensive loss for the period
 from February 29, 2000 to March 31, 2000                --         --                             --        (389,306)   (389,306)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                            28,115,536 15,795,611                      1,715,910    (7,655,124)  7,193,488
Share issuances                                     1,066,714  5,487,419                           --            --     5,487,419
Options granted to consultants                           --         --                          237,500          --       237,500
Share issue costs                                        --     (373,746)                          --            --      (373,746)
Net loss and comprehensive loss  for the period
 from April 1, 2000 to March 31, 2001                    --         --                             --      (5,015,134) (5,015,134)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                            29,182,250 20,909,284                      1,953,410   (12,670,258)  7,529,527
Common stock issued to a consultant in
 exchange for services                                 40,000     39,483                           --            --        39,483
Common stock to be issued to a consultant in
 exchange for services                                   --         --     15,000     11,009       --            --        11,009
Exchangeable shares of the subsidiary of the
 Company issued as part of a settlement                  --         --                          114,248          --       114,248
Options granted to consultants                           --         --                          520,033          --       520,033
Net loss and comprehensive loss  for the period
 from April 1, 2001 to March 31, 2002                    --         --                             --      (4,535,131) (4,535,131)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                            29,222,250 18,285,858   15,000    11,009   2,587,691   (17,205,389)  3,679,169
Common stock to be issued to a consultant in
 exchange for services [Note 3]                          --         --     15,000     6,813                      --         6,813
Warrants issued to BDC [Note 3]                          --         --                          288,933          --       288,933
Net loss and comprehensive loss  for the period
 from April 1, 2002 to June 30, 2002                     --         --                             --        (980,310)   (980,310)
-----------------------------------------------------------------------------------------------------------------------------------
                                                   29,222,250 18,285,858   30,000    17,822   2,876,624   (18,185,699)  2,994,605
===================================================================================================================================
US Dollars  [Note 2]
Balance, June 30, 2002                                        12,060,321             11,754   1,897,259   (11,994,261)  1,975,073
===================================================================================================================================

See accompanying notes

BioSyntech, Inc.

A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended June 30, 2002 and 2001
[In Canadian dollars]                                                                                              Unaudited

                                                              Cumulative from
                                                                inception to
                                                                   June 30,          June 30,       June 30,        June 30,
                                                                     2002             2002            2002           2001
                                                                      C$               US$             C$             C$
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                  (18,185,699)       (646,558)       (980,310)     (1,607,629)
Items not affecting cash
  Depreciation                                                       591,757          30,996          46,996          44,969
  Services paid by the issuance of common stock to
    be issued to a consultant                                      2,584,305           4,494           6,813          39,483
  Exchangeable shares of the subsidiary of the
    Company issued as part of a settlement                           114,248            --              --           114,248
  Options granted to consultants                                   2,473,443            --              --              --
  Accrued interest on long-term debt                                   2,192           1,446           2,192            --
  Exchange loss (gain)                                              (512,069)          4,923           7,464         178,783
  Exchange loss (gain) on short-term investments                       4,129          45,271          68,640            --
Changes in working capital assets and liabilities
  Receivables                                                        (90,838)         (7,904)        (11,985)        109,172
  Inventory                                                          (20,177)            976           1,480          (5,835)
  Investment tax credits receivable                                 (251,064)        (25,063)        (38,000)        (52,072)
  Prepaid expenses                                                   (23,065)         23,149          35,099          (3,973)
  Deferred revenues                                                     --            (2,041)         (3,095)         14,630
  Accounts payable and accrued liabilities                           686,394          46,924          71,146        (738,557)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities                          (12,626,444)       (523,387)       (793,560)     (1,906,781)
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (1,170,577)         (6,803)        (10,315)        (13,142)
Purchase of short-term investments                                (1,589,258)           --              --        (1,514,258)
Proceeds from maturing of short-term investments                     258,606            --              --              --
Deposits and other assets                                            (19,552)           --              --
Changes in non-cash working capital balances related to
  investing activities                                                27,513           5,019           7,610        (118,175)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities                           (2,493,268)         (1,784)         (2,705)     (1,645,575)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                         2,700,000       1,319,087       2,000,000            --
Repayment of long term debt                                         (543,333)         (6,595)        (10,000)         (3,333)
Proceeds of demand loan                                              581,845            --              --              --
Repayment of demand loan                                            (581,845)           --              --              --
Increase due to stockholder                                           30,394            --              --              --
Repayment due to stockholder                                         (20,394)           --              --              --
Repayment of obligations under capital leases                     (1,671,697)         (4,106)         (6,225)         (8,247)
Proceeds from issuance of shares of Bio Syntech Ltd.
  prior to the reverse acquisition                                 3,890,068            --              --              --
Proceeds from issuance of common shares of BioSyntech,
  Inc. prior to the reverse acquisition                            3,399,980            --              --              --
Repurchase of common stock of BioSyntech, Inc.
  prior to the reverse acquisition                                  (506,380)           --              --              --
Proceeds from issuance of common shares of BioSyntech,
  Inc. after the reverse acquisition                               9,757,662            --              --              --
Share issue costs                                                   (805,466)           --              --              --
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                              16,230,834       1,308,386       1,983,775         (11,580)
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         512,069          (4,923)         (7,464)       (178,783)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents              1,623,191         778,292       1,180,046      (3,742,719)
Cash and cash equivalents, beginning of period                          --           292,273         443,145       6,643,370
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           1,623,191       1,070,565       1,623,191       2,900,651
================================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2002                                                          Unaudited
[In Canadian dollars]

1.          ORGANIZATION AND OPERATIONS OF THE COMPANY

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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates that losses will continue for the foreseeable future. As of June 30,
2002, the Company's  accumulated deficit was $18,185,699.  The Company's ability to continue as a going  concern is uncertain and is dependent  principally  upon its ability to obtain  further  financing to complete  research and  development projects and market products,  achieve  profitable  operations,  and to generate positive cash flows from operations.  The outcome of these uncertainties  cannot be predicted at this time.

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

In the opinion of management,  the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals considered  necessary to present  fairly the  financial  position as of June 30,
2002, the results of operations and cash flows for the three-month  period ended
June 30,  2002.  The balance  sheet at March 31, 2002 has been  derived from the

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2002                                                          Unaudited
[In Canadian dollars]

2.        BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION
          [CONT'D]

audited  financial  statements  at that  date but does  not  include  all of the information and footnotes required by generally accepted  accounting  principles for  complete  financial  statements.  For  further  information,  refer  to the financial  statements and notes thereto  included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002.

US dollar amounts presented on the condensed  consolidated balance sheet and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the  closing  exchange  rate at June 30,  2002,  which was  $1.5162
Canadian dollar per US dollar.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of BioSyntech,  Inc., Bio Syntech Canada Inc. and Biosyntech Europe
S.A.R.L.  Biosyntech  Europe  S.A.R.L.  has  a  year-end  of  December  31.  All intercompany  transactions  and balances have been eliminated in these condensed consolidated financial statements.

3.        STOCKHOLDERS' EQUITY

Common stock to be issued to a consultant in exchange for services

On January 10, 2002, the Company  signed an agreement  with RCG Capital  Markets
Group Inc. ["RCG"] expiring in July 2003. Under the agreement, RCG serves as the exclusive  financial  relations counsel for the Company in the United States. As part of this  agreement,  RCG is compensated in cash and in common shares of the
Company.  For the first  seven-month  period,  the Company must issue a total of
35,000  common  shares and pay in cash  US$21,000  in exchange  for the services provided and US$6,000 per month subsequently until the end of the agreement. The contract is cancellable by either party, subject to terms and conditions,  after the  conclusion  of the initial  seven-month  period.  As of June 30, 2002,  the
Company has to issue 30,000 common shares in exchange for services. These shares have not been issued yet and,  consequently,  they are shown as "Common stock to be  issued".  The fair  value of these  shares,  in the amount of  $17,822,  was charged to general and  administrative  expenses,  of which  $11,009 was charged during the three-month period ended March 31, 2002 and $6,813 was charged during the three-month period ended June 30, 2002.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2002                                                          Unaudited
[In Canadian dollars]

3.        STOCKHOLDERS' EQUITY [CONT'D]

Stock options and warrants

BioSyntech Inc.

As a part of the agreement signed with RCG, the Company has granted RCG, subject to Board of Directors' approval,  an option to purchase 200,000 shares of common stock of the Company, in exchange for services,  at an exercise price of US$0.60 of which options to purchase 20,000 shares of common stock immediately vested at the date of the  agreement.  These  options  are  shown as  "Additional  paid-in capital".  The fair  value of the 20,000  options  was  charged  to general  and administrative  expenses in the amount of $16,623 during the three-month  period ended March 31, 2002.  The vesting  dates of the other  options are  conditional upon the rendering of specified  services.  The options can be exercised  over a six-year period.

On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  the  Company's   wholly-owned
subsidiary,  concluded a loan agreement with Business Development Bank of Canada
["BDC"]  for a  total  of  $2,500,000,  as  described  in Note 4. As part of the agreement,  the Company has issued warrants to purchase  1,000,000 common shares at a strike price of US$0.33 per share to BDC.  These  warrants can be exercised over a five-year term from the date of issuance.

The  fair  value of the  warrants  issued  to BDC at the date of grant  has been capitalized  as debt issue costs under the caption  "Deposits  and other assets"
with an offsetting credit to additional paid-in capital.  The amount of $288,933 will be amortized as  additional  interest  expense over the life of the related indebtedness.  The  fair  value  of these  warrants  at the  date of  grant  was estimated using the Black-Scholes option pricing model.

As of June 30, 2002,  options to purchase  65,000  shares of the common stock of the Company  were  cancelled  because  more than 90 days had  elapsed  since the departure date of some employees.

Bio Syntech Canada Inc.

As of June 30,  2002,  options to purchase  10,000 Class A shares of Bio Syntech
Canada Inc.  were  cancelled  because  more than 90 days had  elapsed  since the departure date of some employees.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2002                                                          Unaudited
[In Canadian dollars]

4.       LONG-TERM DEBT

On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  the  Company's   wholly-owned
subsidiary,  concluded a loan agreement with Business Development Bank of Canada
["BDC"] for a total of  $2,500,000 of which  $2,000,000  was received as of June
30,  2002 and  $500,000  is held in escrow  subject to  finalization  of certain registration  requirements for the security interest. The debt is collateralized by all of the Company's assets not otherwise encumbered. The loan bears interest at 10%  compounded  annually.  The  principal  amount  together with all accrued interest is due on February 16, 2006. Partial or full payment,  without penalty, is allowed before the maturity date of the loan.

5.       COMPARATIVE FIGURES

Certain   comparative  figures  have  been  reclassified  to  conform  with  the presentation adopted for the quarter ended June 30, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

            The   discussion   in   this   report   on  Form   10-QSB   contains
forward-looking  statements  that involve  risks and  uncertainties.  Our actual results may differ  materially from those discussed  herein.  Factors that could cause or contribute to such differences  include,  but are not limited to, those discussed  in "Risk  Factors" in this Report,  as well as those risks  discussed elsewhere in this report.  The  discussion  and analysis below should be read in
conjunction  with  our  Unaudited  Condensed   Consolidated   Interim  Financial
Statements and the Notes thereto included elsewhere in this report.

            We are an advanced biomaterials company specialized in tissue repair and therapeutic delivery.  Our main focus is the repair of damaged tissue in the human body like bone or  cartilage,  and the delivery of  therapeutic  agents to their  site of  action.  We are also  engaged  in the  development  of  advanced injectable  biomaterials for the delivery of cells and genetic material. We have had limited  revenues to date and they have been  generated  almost  entirely by sales in our instrumentation products, which we are developing. The continuation of our future operations is dependent upon our receiving the financing necessary to complete  research and development  projects and market our products.  We are unsure whether we can complete the research and development of our products,  or if we  complete  them  whether  we can  successfully  market  them  or  generate sufficient  revenues  to fund our  future  operations  or  additional  research, development and marketing.  In addition,  major technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of  technologically  improved or different  products may make our products  obsolete or  noncompetitive.  Based on our current  operating plan, we believe  that  our  financial  resources  are  sufficient  to meet  our  planned activities  through  fiscal year 2003 but it is expected that  additional  funds will continue to be required for an indefinite period as no estimate can be made as to when the Company will achieve  profitability.  (See  Liquidity and Capital
Resources)

            To date, we have incurred substantial losses from operations, and as of June 30, 2002, had an accumulated deficit of $18,185,699.  We expect to incur substantial  operating expenses in the future to support our product development efforts and expand our technical  and  management  personnel  and  organization, subject to obtaining financing.

            CURRENCY EXCHANGE RATES

            All dollar amounts  stated in this quarterly  report are in Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated,  the rates at the specific date for the Canadian dollar per one U.S. dollar,  each expressed in Canadian dollars and based on the noon  buying  rate,  except for the rate at the end of the  period  which is the closing  rate,  in New York City for cable  transfers  in  Canadian  dollars  as certified for customs purposes by the Bank of Canada:

Rate at filing date (August 16, 2002)         1.5601

                                                2002                  2001
                                                ----                  ----
Rate at end of period (June 30)               1.5162                  1.514

Period                                   High for the period   Low for the period
------                                   -------------------   ------------------

July 2002                                     1.5512                 1.5407
June 2002                                     1.5349                 1.5276
May 2002                                      1.5531                 1.5469
April 2002                                    1.5843                 1.5792
March 2002                                    1.5899                 1.5838
February 2002                                 1.5986                 1.5931

Period                                 Average for the period
------                                 ----------------------

Three Month Period Ended June 30, 2002        1.5543
Three Month Period Ended June 30, 2001        1.5411
Fiscal year ended March 31, 2002              1.5655
Fiscal year ended March 31, 2001              1.5040

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

            RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statements of operations  for the  three-month  periods ended June 30, 2002 and 2001 (in thousands of CDN$).

                                                            Three-month
                                                              Periods
                                                           Ended June 30,
                                                          2002       2001
                                                        -------------------
Sales                                                   $   35.9   $    1.4
Cost of Sales                                                3.0        0.1
                                                        -------------------
Gross Profit                                            $   32.9   $    1.3

Operating Expenses
    Research and Development                            $  569.8   $  795.0
    Investment Tax Credits                                 (38.0)     (52.1)
    General and Administrative (Net of Grants)             353.7      654.7
    Depreciation of Property, Plant and Equipment           47.0       45.0
                                                        -------------------
Total Operating Expenses                                $  932.5   $1,442.6
                                                        -------------------
Loss from Operations                                    $  899.6   $1,441.3
                                                        -------------------
    Interest Income                                         (6.8)     (57.4)
    Interest Expense                                        10.5       10.7
    Loss on Foreign Exchange                                77.0      213.0
                                                        -------------------
Net Loss                                                $  980.3   $1,607.6
                                                        -------------------

SALES

            During the  three-month  period ended June 30, 2002, the Company had sales of $35,973 (sale of products and research service revenues) and a net loss of  $980,310  compared to sales of $1,428 and a net loss of  $1,607,629  for the three-month  period ended June 30, 2001.  The increase in sales is primarily due to the revenue related to sale of research service revenues.

            Loss per share was $0.03 for the  three-month  period ended June 30,
2002, compared to $0.06 for the three-month period ended June 30, 2001.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

            Research and development  expenses were $569,848 for the three-month period ended June 30, 2002 compared to $795,028 for the three-month period ended
June 30, 2001. The decrease of $225,180 is primarily attributable to a reduction of personnel in research and affiliated expenses, and lower expenses for (i) the
acquisition  of  research  and  development   equipment  and  (ii)  pre-clinical
toxicological studies.

INVESTMENT TAX CREDITS

            The  Company  claims  an  investment  tax  credit  on all  allowable research and development  expenses.  The amount for the three-month period ended
June 30, 2002 is $38,000  compared to $52,072 for the  three-month  period ended
June 30,  2001,  representing  a decrease of $14,072.  The  decrease is directly attributable to a lower level of allowable research and development expenses.

GENERAL AND ADMINISTRATIVE

            General and  administrative  expenses  (net of grants) were $353,699 for the  three-month  period  ended June 30, 2002  compared to $654,654  for the three-month period ended June 30, 2001, representing a decrease of $300,955. The decrease is  principally  attributable  to a decrease in  professional  fees,  a reduction of  administrative  personnel,  a decrease in expenses  related to (i)
maintenance of our principal  place of business, (ii) marketing and (iii) tax on capital,  savings resulting from our efforts to reduce operating costs offset by an increase in expenses related to investors and a decrease in labor grants.

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

            Depreciation  expense was $46,996 for the  three-month  period ended
June 30,  2002  compared to $44,969 for the  three-month  period  ended June 30,
2001,   representing  an  increase  of  $2,027.  The  increase  was  principally attributable to the increased  amount of fixed assets during the period compared to the amount during the same period for the previous fiscal year.

INTEREST INCOME AND INTEREST EXPENSE

            Interest  income  represents  income  earned  on our  cash  and cash equivalents.  Interest income for the three-month period ended June 30, 2002 was
$6,763  compared  to $57,379 for the  three-month  period  ended June 30,  2001, representing  a decrease of $50,616.  The decrease is primarily  due to a higher level of cash on hand and on our short-term  investments  during the same period for the previous year as a result of the private placements  realized at the end of fiscal year ended March 31, 2001 and during the three-month period ended June
30, 2001.

            Interest  expense was $10,458 for the three-month  period ended June
30, 2002  compared to $10,672 for the  three-month  period  ended June 30, 2001, representing a slight decrease of $214.

LOSS ON FOREIGN EXCHANGE

            Loss on foreign  exchange  was  $77,014 for the  three-month  period ended June 30, 2002  compared to a loss of $213,043 for the  three-month  period ended June 30, 2001 representing a decrease of $136,029.  The change is a result of (i) lesser amount of cash on hand and short-term  investments  denominated in
USD during  the  period and (ii)  higher  variation  in the  closing  CDN to USD foreign exchange rate from the beginning and the end of each three-month periods
(from  1.5763 at March  31,  2001 to 1.514 at June 30,  2001 and from  1.5942 at
March 31, 2002 to 1.5162 at June 30, 2002).

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTY

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult  to  predict.  Our  cash  position  on June 30,  2002  was  $2,949,714
(including cash and cash equivalents and short-term investments).

            On  June  26,  2002,   Bio  Syntech   Canada  Inc.,   the  Company's
wholly-owned  subsidiary,  concluded a loan agreement with Business  Development
Bank of  Canada  ["BDC"]  for a total  of  $2,500,000  of which  $2,000,000  was received  and  $500,000  is held in escrow  subject to  finalization  of certain registration  requirements for the security interest. The debt is collateralized by all of the Company's assets not otherwise encumbered.  The terms of repayment of the loan are: the principal amount,  together with the compound interest at a corporate rate of 10% annually shall be due on February 15, 2006; thereafter and in case of default,  the  interest  rate will be 25%.  Partial or full  payment, without penalty,  is allowed before the maturity date of the BDC Loan. As a part of the agreement,  the Company has issued warrants to purchase  1,000,000 shares of common stock,  $.001 par value of the Company (the "Common Stock") at US$0.33 per share. The warrants are exercisable for a period of five years from the date of issuance. BDC shall be entitled to exercise warrants on a "cashless basis" so that they would not be subject to any  restriction on transfer.  The exercise of the BDC warrants on a "cashless basis" shall not encompass any obligation on the part of the Company to redeem the said warrants.

            Management  also  plans to  continue  to  pursue  various  financing alternatives,  including on-going negotiations for co-development agreements and bank credit  facility  to raise the  required  financing.  We are  currently  in discussion  with the  National  Bank of  Canada  for  additional  financing.  We received  a formal  offer from  National  Bank of Canada for a line of credit of
$1,200,000 but we have no agreement,  commitment or  understanding in connection with this line of credit.  The success of these  negotiations  is dependant on a number of items which we cannot control and we are unable to predict  whether we will be able to successfully complete additional transactions with any financial institution  or  investors  to  raise  part of any of our  additional  financing requirements.

            We also plan to continue  with our program of limiting our operating costs and capital  expenditures.  Based on our current operating plan, including with our cost-cutting  measures, and assuming we receive the additional $500,000 and we receive the  $1,200,000  line of credit from the National Bank of Canada, our  management  estimates  that  our  cash  and  cash  equivalents  on hand and short-term  investments  balances are sufficient to fund our projected operating expenses and capital expenditures through the end of the fiscal year 2003.

EMPLOYEE COUNT

            As of August 12, 2002, BioSyntech had 28 employees,  of whom 18 were
engaged  on  research  and   development  and  10  were  engaged  in  corporate,
administrative and quality assurance activities.  Except for one employee in our research and development team who is involved in the manufacturing of the Mach1, we have no other employees  involved in the  manufacturing  of our products.  We anticipate our total employee count to be  approximately 30 employees by the end of fiscal year 2003.

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
OF  RISKS,  SOME OF WHICH ARE  BEYOND  OUR  CONTROL.  THE  FOLLOWING  DISCUSSION
HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

            ADDITIONAL  FINANCING  WILL BE REQUIRED TO CONTINUE  OUR  OPERATIONS
BEYOND  FISCAL  YEAR  2003 AND WE WILL  NEED  SUBSTANTIAL  FUNDS  BEFORE  WE ARE
PROFITABLE.

            Our wholly-owned  subsidiary  recently entered into a loan agreement providing  for  borrowings  of up to  $2,500,000,  $2,000,000  of which has been advanced to such subsidiary. We are also currently discussing additional sources of financing.  We have received a proposal from a banking institution for a line of credit of  $1,200,000,  but we  currently  have no  commitment,  agreement or
understanding  regarding  this  additional  financing.   Based  on  our  current
operating plan,  assuming receipt of the additional  $500,000 escrowed funds and an additional  $1,200,000  line of credit from the National  Bank of Canada,  we estimate  that the cash on hand will fund our  operations  through  fiscal  year
2003. We expect,  however,  that  additional  funds will be required to continue operating  for an  indefinite  period since we cannot  estimate when the Company will become  profitable.  If we do not  receive  additional  financing,  we will reassess our operating plan to reduce  expenses on an ongoing basis.  For a more detailed  discussion on our recent financing  transactions,  please see "Part I,
Item 2.  Management's  Discussion and Analysis or Plan of Operation - Liquidity,
Capital Resources and Going Concern Uncertainty" section.

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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
WILL  INCUR  MORE  LOSSES  FOR  THE  FORESEEABLE  FUTURE.  WE MAY  NEVER  BECOME
PROFITABLE.

            As of June 30, 2002 our accumulated deficit was $18,185,699.  We had net operating losses of $980,310 and $4,535,131 for the three-month period ended
June 30, 2002 and fiscal year ended March 31, 2002,  respectively.  These losses represent mainly research and development  costs and general and  administrative expenses.  We  expect  to have  substantial  additional  expenses  over the next several  years as our research  and  development  activities  and the process of
seeking  regulatory  approval  of  our  products,   including  clinical  trials,
accelerate.  We expect  that our  expenses  will  result in  additional  losses, because we do not expect to have significant revenues, from the sale of products for the next several years.

            Our future profitability depends, in part, on:

          o    Obtaining regulatory approval for our products;

          o    Entering into agreements to develop and commercialize products;

          o    Developing  the capacity to  manufacture  and market  products or entering into agreements with others to do so;

          o    Market acceptance of our products;

          o    The ability to obtain  additional  funding from our collaborative partners and lending institutions; and

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

PART II.           OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

                   On June 26, 2002, as a part of the terms of the BDC Loan, the
Company issued warrants to purchase  1,000,000 shares of Common Stock at US$0.33 per share (the  "Warrants").  The Warrants are  exercisable for a period of five years from the date of  issuance.  BDC is entitled to exercise the Warrants on a
"cashless  basis"  so that they  would  not be  subject  to any  restriction  on transfer.  The exercise of the Warrants on a "cashless  basis" shall not include any  obligation on the part of the Company to redeem the Warrants.  The issuance of the Warrants was made in reliance on the exemption  contained in Section 4(2)
of the Securities Act of 1933, as amended.  For more information relating to the issuance  of the  Warrants,  see the  Current  Report of the Company on Form 8-K
filed with the Securities and Exchange Commission on July 15, 2002.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 99.1        Statement  under  oath  of  Chief  Executive
                             Officer dated August 8, 2002 filed herewith.
                             The  Company  presently  does  not  have any
                             Chief  Financial  Officer.  The  Company has
                             commenced the hiring process for a new Chief
                             Financial Officer.

             (b) Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   BIOSYNTECH, INC.

Dated: August 16, 2002
                                   By: /s/ Amine Selmani
                                      -------------------
                                      Name: Amine Selmani
                                      Title: Chief Executive Officer and President

                                   By: /s/ Lucie Duval
                                      ----------------
                                       Name: Lucie Duval
                                       Title: Controller