Form 10QSB
period 2002-09-30
BIOSYNTECH INC
filed 2002-11-19
CIK 1094017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended           September 30, 2002
                                    --------------------------------------------

( )   TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition period from                     to
                                    ---------------------  ---------------------

Commission File Number: 0-27179
                        -------

                                BioSyntech, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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
                (Issuer's Telephone Number, Including Area Code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity, as of the latest practicable date: [29,222,250] shares of Common Stock as of October 31, 2002.

            Transitional Small Business Disclosure Format (check one):

                                 ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------

PART I.    FINANCIAL INFORMATION

  Item 1.  Unaudited Condensed Consolidated Interim Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2002 and       3
           March 31, 2002

           Condensed Consolidated Statements of Operations for the Three-           4
           Month Periods Ended September 30, 2002 and September 30, 2001

           Condensed Consolidated Statements of Operations for the Six-Month        5
           Periods Ended September 30, 2002 and September 30, 2001

           Condensed Statement of Stockholders' Equity (Deficiency) from            6
           inception to September 30, 2002

           Condensed Consolidated Statements of Cash Flows for the Three-           7
           Month Periods Ended September 30, 2002 and September 30, 2001

           Condensed  Consolidated  Statements  of  Cash  Flows  for the
           Six-Month Periods  Ended  September  30, 2002 and September
           30, 2001                                                                 8

           Notes To Condensed Consolidated Interim Financial Statements             9

 Item 2.   Management's Discussion and Analysis                                    13

           Risk Factors                                                            18

 Item 3.   Controls and Procedures                                                 22

Part II.   OTHER INFORMATION

 Item 5.   Other Information                                                       22

 Item 6.   Exhibits and Reports on Form 8-K                                        22

SIGNATURES                                                                         23

                                BIOSYNTECH, INC.

Item 1.     Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Financial Statements
BioSyntech, Inc.
 [a development stage company] - Unaudited

Quarter ended September 30, 2002

BioSyntech, Inc.
A development stage company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        [See Basis of Presentation and Going Concern Assumption - note 2]

As of September 30, 2002 and March 31, 2002
[In Canadian dollars]
                                                          September 30,  September 30,      March 31,
                                                              2002           2002             2002
                                                              US$             C$               C$
-----------------------------------------------------------------------------------------------------
                                                            [note 2]        [note 2]        [note 2]
                                                           [Unaudited]    [Unaudited]
ASSETS
Current assets
Cash and cash equivalents                                    1,443,659      2,291,375        443,145
Short-term investments                                            --             --        1,395,163
Receivables                                                     54,782         86,950         78,853
Inventory                                                       12,712         20,177         21,657
Investment tax credits recoverable                             182,122        289,064        213,064
Prepaid expenses                                                34,151         54,204         58,164
----------------------------------------------------------------------------------------------------
                                                             1,727,426      2,741,770      2,210,046
----------------------------------------------------------------------------------------------------
Property, plant and equipment                                1,423,395      2,259,213      2,341,591
Deposits and other assets                                      311,733        494,783         19,452
----------------------------------------------------------------------------------------------------
                                                             3,462,554      5,495,766      4,571,089
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                       398,296        632,176        651,639
Due to stockholder, without interest and repayment terms         6,300         10,000         10,000
Deferred revenues                                                 --             --            3,095
Current portion of long-term debt                               25,202         40,000         40,000
Current portion of obligations under capital leases             16,394         26,020         26,891
----------------------------------------------------------------------------------------------------
                                                               446,192        708,196        731,625
----------------------------------------------------------------------------------------------------
Long-term debt [Note 4]                                      1,669,485      2,649,807        126,667
Obligations under capital leases                                13,690         21,729         33,628
----------------------------------------------------------------------------------------------------
                                                             2,129,367      3,379,732        891,920
----------------------------------------------------------------------------------------------------
Stockholders' equity
Common stock [Note 3]
  Par value $0.001
  Authorized 100,000,000  common shares
  Issued and outstanding
  29,222,250 common shares                                  11,520,828     18,285,858     18,285,858
  To be issued
  35,000 common shares [15,000 as of March 31,2002]             13,862         22,002         11,009
Additional paid-in capital                                   1,814,088      2,879,320      2,587,691
Deficit accumulated during the development stage           (12,015,591)   (19,071,146)   (17,205,389)
----------------------------------------------------------------------------------------------------
                                                             1,333,187      2,116,034      3,679,169
----------------------------------------------------------------------------------------------------
                                                             3,462,554      5,495,766      4,571,089
====================================================================================================

See accompanying notes

On behalf of the Board

-------------------------                                 ----------------------
Director                                                  Director

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended September 30, 2002 and 2001
[In Canadian dollars]                                                                              Unaudited

                                               Cumulative from
                                                inception to
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2002            2002            2002            2001
                                                      C$             US$              C$              C$
--------------------------------------------------------------------------------------------------------------
                                                                  [note 2]

Sales                                                666,202         25,139         39,900         53,080
Cost of sales                                        243,895          1,924          3,054         15,100
---------------------------------------------------------------------------------------------------------
                                                     422,307         23,215         36,846         37,980
---------------------------------------------------------------------------------------------------------
Research and development expenses                 12,576,167        333,519        529,362        645,034
Investment tax credits recoverable                (2,038,012)       (23,942)       (38,000)       (43,992)
General and administrative expenses                9,221,181        248,429        394,306        475,773
Interest on long-term debt and capital lease
   obligations                                       419,114         58,704         93,175          8,625
Depreciation of property, plant and equipment        638,869         29,682         47,112         45,047
Government grants                                   (234,541)       (15,686)       (24,897)       (18,420)
Interest income                                     (652,549)        (8,016)       (12,723)       (34,474)
Gain on foreign exchange                            (436,776)       (41,609)       (66,042)      (143,766)
---------------------------------------------------------------------------------------------------------
                                                  19,493,453        581,081        922,293        933,827
---------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (19,071,146)      (557,866)      (885,447)      (895,847)
Deficit accumulated during the development
    stage, beginning of period                          --      (11,457,725)   (18,185,699)   (14,277,887)
---------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (19,071,146)   (12,015,591)   (19,071,146)   (15,173,734)
=========================================================================================================
Weighted average number of common shares                         29,222,250     29,222,250     29,182,250
    outstanding
Basic and diluted loss per share                                      (0.02)         (0.03)         (0.03)
=========================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Six-month periods ended September 30, 2002 and 2001
[In Canadian dollars]                                                                            Unaudited

                                               Cumulative from
                                                 inception to
                                                 September 30,    September 30,  September 30,  September 30,
                                                      2002            2002           2002           2001
                                                       C$              US$            C$             C$
-------------------------------------------------------------------------------------------------------------
                                                                    [note 2]

Sales                                                666,202         47,803         75,873         54,508
Cost of sales                                        243,895          3,834          6,085         15,242
---------------------------------------------------------------------------------------------------------
                                                     422,307         43,969         69,788         39,266
---------------------------------------------------------------------------------------------------------
Research and development expenses                 12,576,167        692,547      1,099,210      1,440,062
Investment tax credits recoverable                (2,038,012)       (47,883)       (76,000)       (96,064)
General and administrative expenses                9,221,181        471,221        747,922      1,144,427
Interest on long-term debt and capital lease
   obligations                                       419,114         65,293        103,633         19,297
Depreciation of property, plant and equipment        638,869         59,292         94,108         90,016
Government grants                                   (234,541)       (15,634)       (24,814)       (32,420)
Interest income                                     (652,549)       (12,277)       (19,486)       (91,853)
(Gain) loss on foreign exchange                     (436,776)         6,913         10,972         69,277
---------------------------------------------------------------------------------------------------------
                                                  19,493,453      1,219,472      1,935,545      2,542,742
---------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (19,071,146)    (1,175,503)    (1,865,757)    (2,503,476)
Deficit accumulated during the development
    stage, beginning of period                          --      (10,840,088)   (17,205,389)   (12,670,258)
---------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (19,071,146)   (12,015,591)   (19,071,146)   (15,173,734)
=========================================================================================================
Weighted average number of common shares
    outstanding                                                  29,222,250     29,222,250     29,182,250
Basic and diluted loss per share                                       0.04           0.06           0.09
=========================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                          EQUITY (DEFICIENCY) [Note 3]
        [See Basis of Presentation and Going Concern Assumption - note 2]

From inception to September 30, 2002
[In Canadian dollars]                                                                                                      Unaudited

                                                        Common Stock         Common Stock
                                                   issued and outstanding    To be issued    Additional paid-   Accumu-
                                                   ----------------------    ------------         in             lated
                                                   Shares        Amount     Shares   Amount     capital         deficit     Total
                                                                   $                  $          $                 $        $
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                8,525,000           1                      --             --                1
Net loss 1996 [325 day period]                            --          --                        --           (2,865)        (2,865)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                              8,525,000           1                      --           (2,865)        (2,864)
Net loss 1997                                             --          --                        --           (9,332)        (9,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                              8,525,000           1                      --          (12,197)       (12,196)
Deemed common stock paid up as of January 31,
  1998 and issued on August 3, 1998                       --       215,000                      --             --          215,000
Net loss 1998                                             --          --                        --         (236,987)      (236,987)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                              8,525,000     215,001                      --         (249,184)       (34,183)
Deemed common stock issued for cash                  1,746,579   1,083,108                      --             --        1,083,108
Deemed common stock issued in exchange
 for services                                        1,940,000   1,455,000                      --             --        1,455,000
Deemed options granted to consultants                     --          --                    1,309,350          --        1,309,350
Net loss 1999                                                                                   --       (4,165,657)    (4,165,657)
Deemed share issuance costs                               --       (90,200)                     --             --          (90,200)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                             12,211,579   2,662,909                  1,309,350    (4,414,841)      (442,582)
Deemed common stock issued for cash                  1,893,457   2,595,222                      --             --        2,595,222
Deemed common stock issued in exchange for
  intellectual property                              1,072,000   1,072,000                      --             --        1,072,000
Deemed options granted to consultants                     --          --                      406,560          --          406,560
Net loss and comprehensive loss for the period
  from April 1, 1999 to February 28, 2000                 --          --                        --        (2,850,977)   (2,850,977)
------------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                15,177,036   6,330,131                  1,715,910     (7,265,818)      780,223
Acquisition of BioSyntech, Inc. by Bio
  Syntech Ltd.                                      12,095,000   2,873,848                      --             --        2,873,848
March 31, 2000, issuance                               843,500   4,270,243                      --             --        4,270,243
Share issue costs                                         --      (341,520)                     --             --         (341,520)
Net loss and comprehensive loss for the period
  from February 29, 2000 to March 31, 2000                --          --                        --          (389,306)     (389,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                             28,115,536  13,132,702                  1,715,910     (7,655,124)    7,193,488
Share issuances                                      1,066,714   5,487,419                      --             --        5,487,419
Options granted to consultants                            --          --                      237,500          --          237,500
Share issue costs                                         --      (373,746)                     --             --         (373,746)
Net loss and comprehensive loss  for the period
  from April 1, 2000 to March 31, 2001                    --          --                        --        (5,015,134)   (5,015,134)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                             29,182,250  18,246,375                  1,953,410    (12,670,258)    7,529,527
Common stock issued to a consultant in
  exchange for services                                 40,000      39,483                      --             --           39,483
Common stock to be issued to a consultant in
  exchange for services                                   --          --     15,000 11,009      --             --           11,009
Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement                  --          --                     114,248           --          114,248
Options granted to consultants                            --          --                     520,033           --          520,033
Net loss and comprehensive loss  for the period
  from April 1, 2001 to March 31, 2002                    --          --                        --       (4,535,131)    (4,535,131)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                             29,222,250  18,285,858   15,000 11,009 2,587,691    (17,205,389)     3,679,169
Common stock to be issued to a consultant in
  exchange for services [Note 3]                          --          --     15,000  6,813      --             --            6,813
Warrants issued to BDC [Note 3]                           --          --                     288,933           --          288,933
Net loss and comprehensive loss  for the period
  from April 1, 2002 to June 30, 2002                     --          --                        --       (980,310)        (980,310)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                              29,222,250  18,285,858   30,000 17,822 2,876,624  (18,185,699)       2,994,605
Common stock to be issued to a consultant in
  exchange for services [Note 3]                          --          --      5,000  4,180       --           --             4,180
Options granted to consultants [Note 3]                   --          --                       2,696          --             2,696
Net loss and comprehensive loss  for the period
  from July 1, 2002 to September 30, 2002                 --          --                         --      (885,447)        (885,447)
------------------------------------------------------------------------------------------------------------------------------------
                                                    29,222,250  18,285,858   35,000 22,002 2,879,320  (19,071,146)       2,116,034
====================================================================================================================================
US Dollars  [Note 2]
Balance, September 30, 2002                                     11,520,828          13,862 1,814,088    (12,015,591)     1,333,187
====================================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended September 30, 2002 and 2001
[In Canadian dollars]                                                                                           Unaudited

                                                             Cumulative from
                                                              inception to
                                                              September 30,    September 30,  September 30,  September 30,
                                                                   2002             2002          2002           2001
                                                                    C$              US$            C$             C$
--------------------------------------------------------------------------------------------------------------------------
                                                                                  [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                 (19,071,146)      (557,866)      (885,447)      (895,847)
Items not affecting cash
  Depreciation of property, plant and equipment                     638,869         29,682         47,112         45,047
  Amortization of debt issue costs                                   37,711         23,759         37,711           --
  Services paid by the issuance of common stock to be issued to
   a consultant                                                   2,588,485          2,634          4,180           --
  Exchangeable shares of the subsidiary of the
   Company issued as part of a settlement                           114,248           --             --             --
  Options granted to consultants                                  2,476,139          1,699          2,696           --
  Accrued interest on long-term debt                                 53,140         32,099         50,948           --
  Exchange loss (gain)                                             (544,284)       (20,297)       (32,215)       (86,622)
  Exchange loss (gain) on short-term investments                      4,129           --             --          (64,511)
Changes in working capital assets and liabilities
    Receivables                                                     (86,950)         2,450          3,888        (19,664)
    Inventory                                                       (20,177)          --             --          (35,210)
    Investment tax credits recoverable                             (289,064)       (23,942)       (38,000)       (43,992)
    Prepaid expenses                                                (54,204)       (19,619)       (31,139)         4,940
    Deferred revenues                                                  --             --             --           28,092
    Accounts payable and accrued liabilities                        509,593       (111,392)      (176,801)       (12,804)
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                      (13,643,511)      (640,793)    (1,017,067)    (1,080,571)
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (1,171,979)          (883)        (1,402)        (8,928)
Purchase of short-term investments                               (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                  1,585,129        835,763      1,326,523           --
Deposits and other assets                                           (18,452)           693          1,100           --
Changes in non-cash working capital balances related to
    investing activities                                              1,390        (16,459)       (26,123)       (25,479)
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                       (1,193,170)       819,114      1,300,098        (34,407)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long term debt                                        3,190,000        308,720        490,000           --
Repayment of long term debt                                        (553,333)        (6,300)       (10,000)       (10,000)
Proceeds of demand loan                                             581,845           --             --             --
Repayment of demand loan                                           (581,845)          --             --             --
Increase due to stockholder                                          30,394           --             --             --
Repayment due to stockholder                                        (20,394)          --             --             --
Repayment of obligations under capital leases                    (1,678,242)        (4,124)        (6,545)        (5,371)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                              3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                              3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                               (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                 9,757,662           --             --             --
Share issue costs                                                  (805,466)
Debt issue costs                                                   (120,517)       (75,931)      (120,517)          --
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                       16,583,772        222,365        352,938        (15,371)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents        544,284         20,297         32,215         86,622
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents             2,291,375        420,983        668,184     (1,043,727)
Cash and cash equivalents, beginning of period                         --        1,022,676      1,623,191      2,900,651
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          2,291,375      1,443,659      2,291,375      1,856,924
==========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Six-month periods ended September 30, 2002 and 2001
[In Canadian dollars]                                                                                       Unaudited

                                                               Cumulative from
                                                                inception to
                                                                September 30,   September 30,  September 30,  September 30,
                                                                     2002          2002           2002           2001
                                                                      C$            US$             C$           C$
---------------------------------------------------------------------------------------------------------------------------
                                                                                 [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                 (19,071,146)    (1,175,503)    (1,865,757)    (2,503,476)
Items not affecting cash
    Depreciation of property, plant and equipment                   638,869         59,292         94,108         90,016
    Amortization of debt issue costs                                 37,711         23,759         37,711           --
    Services paid by the issuance of common stock to be issued to
     a consultant                                                 2,588,485          6,926         10,993         39,483
    Exchangeable shares of the subsidiary of the
     Company issued as part of a settlement                         114,248           --             --          114,248
    Options granted to consultants                                2,476,139          1,699          2,696           --
    Accrued interest on long-term debt                               53,140         33,480         53,140           --
    Exchange loss (gain)                                           (544,284)       (15,594)       (24,751)        92,161
    Exchange loss (gain) on short-term investments                    4,129         43,246         68,640        (64,511)
Changes in working capital assets and liabilities
    Receivables                                                     (86,950)        (5,101)        (8,097)        89,508
    Inventory                                                       (20,177)           933          1,480        (41,045)
    Investment tax credits recoverable                             (289,064)       (47,883)       (76,000)       (96,064)
    Prepaid expenses                                                (54,204)         2,495          3,960            967
    Deferred revenues                                                  --           (1,950)        (3,095)        42,722
    Accounts payable and accrued liabilities                        509,593        (66,567)      (105,655)      (751,361)
=========================================================================================================================
Cash flows related to operating activities                      (13,643,511)    (1,140,768)    (1,810,627)    (2,987,352)
=========================================================================================================================
INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (1,171,979)        (7,382)       (11,717)       (22,070)
Purchase of short-term investments                               (1,589,258)          --             --       (1,514,258)
Proceeds from maturing of short-term investments                  1,585,129        835,763      1,326,523           --
Deposits and other assets                                           (18,452)           693          1,100           --
Changes in non-cash working capital balances related to
    investing activities                                              1,390        (11,664)       (18,513)      (143,654)
=========================================================================================================================
Cash flows related to investing activities                       (1,193,170)       817,410      1,297,393     (1,679,982)
=========================================================================================================================
FINANCING ACTIVITIES
Increase in long term debt                                        3,190,000      1,568,801      2,490,000           --
Repayment of long term debt                                        (553,333)       (12,601)       (20,000)       (13,333)
Proceeds of demand loan                                             581,845           --             --             --
Repayment of demand loan                                           (581,845)          --             --             --
Increase due to stockholder                                          30,394           --             --             --
Repayment due to stockholder                                        (20,394)          --             --             --
Repayment of obligations under capital leases                    (1,678,242)        (8,046)       (12,770)       (13,618)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                              3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                              3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                               (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                 9,757,662           --             --             --
Share issue costs                                                  (805,466)          --             --
Debt issue costs                                                   (120,517)       (75,931)      (120,517)          --
-------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                       16,583,772      1,472,223      2,336,713        (26,951)
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents        544,284         15,594         24,751        (92,161)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents             2,291,375      1,164,459      1,848,230     (4,786,446)
Cash and cash equivalents, beginning of period                         --          279,200        443,145      6,643,370
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          2,291,375      1,443,659      2,291,375      1,856,924
=========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2002                                                    Unaudited
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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates  that  losses  will  continue  for  the  foreseeable  future.  As of
September  30, 2002,  the Company's  accumulated  deficit was  $19,071,146.  The
Company's  ability to continue as a going  concern is uncertain and is dependent principally  upon its ability to obtain further  financing to complete  research and development projects and market products, achieve profitable operations, and generate positive cash flows from operations. The outcome of these uncertainties cannot be predicted at this time.

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

In the opinion of management,  the accompanying condensed consolidated financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
accruals,  considered  necessary to present fairly the financial  position as of
September 30, 2002, the results of operations and cash flows for the three-month period and the six-month  period ended  September 30, 2002. The balance sheet at

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2002                                                    Unaudited
[In Canadian dollars]

2.    BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION
      [Cont'd]

March 31, 2002 has been derived from the audited  financial  statements  at that date but  does  not  include  all the  information  and  footnotes  required  by generally accepted accounting principles for complete financial statements.  For further  information,  refer  to the  financial  statements  and  notes  thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended
March 31, 2002.

US dollar amounts presented on the condensed  consolidated balance sheet and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the closing  exchange rate at September 30, 2002, which was $1.5872
Canadian dollar per US dollar.

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

3.        STOCKHOLDERS' EQUITY

Common stock to be issued to a consultant in exchange for services

On January 10, 2002, the Company  signed an agreement  with RCG Capital  Markets
Group Inc. ["RCG"] expiring in July 2003. Under the agreement, RCG serves as the exclusive  financial  relations counsel for the Company in the United States. As part of this  agreement,  RCG is compensated in cash and in common shares of the
Company.  For the first  seven-month  period,  the Company must issue a total of
35,000  common  shares and pay in cash  US$21,000  in exchange  for the services provided and US$6,000 per month subsequently until the end of the agreement. The contract is cancellable by either party, subject to terms and conditions,  after the conclusion of the initial  seven-month period. As of September 30, 2002, the
Company had to issue 35,000  common  shares in exchange  for services  rendered.
These  shares  have not been  issued  yet and,  consequently,  they are shown as
"Common stock to be issued".  The fair value of these  shares,  in the amount of
$22,002,  was charged to general and administrative  expenses,  of which $11,009 was charged  during the  three-month  period  ended March 31,  2002,  $6,813 was charged during the three-month period ended June 30, 2002 and $4,180 was charged during the three-month period ended September 30, 2002.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2002                                                    Unaudited
[In Canadian dollars]

3.        STOCKHOLDERS' EQUITY [CONT'D]

Stock options and warrants

BioSyntech Inc.

As a part of the agreement signed with RCG, the Company granted RCG an option to purchase  200,000  shares  of  common  stock of the  Company,  in  exchange  for services,  at an exercise  price of US$0.60 of which options to purchase  20,000 shares of the  common  stock  immediately  vested at the date of the  agreement.
These options are shown as "Additional  paid-in  capital." The fair value of the
20,000 options was charged to general and administrative  expenses in the amount of $16,623 during the three-month period ended March 31, 2002. The vesting dates of the other options are conditional  upon the rendering of specified  services.
The options can be exercised over a six-year  period.  As of September 30, 2002,
180,000 options are subject to Board of Directors' approval.

On  June  26,  2002,  Bio  Syntech  Canada  Inc  ,  the  Company's  wholly-owned subsidiary,  concluded a loan agreement with Business Development Bank of Canada
["BDC"]  for a  total  of  $2,500,000,  as  described  in Note 4. As part of the agreement,  the Company has issued warrants to purchase  1,000,000 common shares at an  exercise  price of  US$0.33  per  share  to BDC.  These  warrants  can be exercised over a five-year term from the date of issuance.

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

On August 22,  2002,  the Company  granted  options to purchase  370,000  common shares to  employees  at an exercise  price of $0.62.  The Company  also granted options to  purchase  30,000  common  shares to a  consultant  in  exchange  for services at an exercise price of US$0.40.  These options can be exercised over a seven-year  period  beginning on January 1, 2003.  The fair value of the options granted to the consultant will be charged to research and  development  expenses over the life of the related  contract with an  offsetting  credit to additional paid-in  capital.  The  fair  value of these  options  at the date of grant  was estimated using the Black-Scholes  option pricing model.  During the three-month period ended  September  30, 2002,  the amount of $2,696 was charged to research and development expenses.

On August 22, 2002, the Company also granted options to purchase  100,000 common shares at an exercise  price of $0.62 to a director of the Board.  These options can be exercised over a five-year period from the date of grant.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2002                                                    Unaudited
[In Canadian dollars]

3.          STOCKHOLDERS' EQUITY [CONT'D]

On October 17,  2002,  the Company  granted  options to purchase  50,000  common shares at an exercise  price of $0.63 to a director of the Board.  These options can be exercised over a five-year period from the date of grant.

On October 18, 2002,  the Company  granted  options to purchase  125,000  common shares  at an  exercise  price of  $0.63  to  employees.  These  options  can be exercised over a six-year period beginning on January 1, 2003.

During the  three-month  period ended  September  30, 2002,  options to purchase
10,000 common shares of the common stock of the Company were  forfeited  because more than 90 days had elapsed since the departure date of some employees.

4.       LONG-TERM DEBT

On June 26, 2002, Bio Syntech Canada Inc, the Company's wholly-owned subsidiary, concluded a loan agreement with Business  Development Bank of Canada ("BDC") for a total of $2,500,000 of which  $2,490,000 was received as of September 30, 2002 and $10,000 is held in escrow subject to  finalization  of certain  registration requirements for the security interest. The debt is collateralized by all of the
Company's  assets  not  otherwise  encumbered.  The loan bears  interest  at 10%
compounded annually.  The principal amount together with all accrued interest is due on February 16, 2006. Partial or full payment,  without penalty,  is allowed before the maturity date of the loan.

The debt  issue  costs  were  capitalized  and are shown as  "Deposit  and other assets." The debt issue costs  represent a total  amount of $225,234,  excluding the warrants discussed in note 3, which will be amortized as additional interest expense over the life of the related indebtedness.  As at September 30, 2002, an amount of $120,517 had been paid by the Company.

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

            We are an  advanced  biomaterials  company  specializing  in  tissue repair and therapeutic delivery.  Our main focus is the repair of damaged tissue in the human body like bone or cartilage and the delivery of therapeutic  agents to their site of action.  We are also  engaged in the  development  of  advanced injectable  biomaterials for the delivery of cells and genetic material. We have had limited  revenues to date and they have been  generated  almost  entirely by sales in our instrumentation products, which we are developing. The continuation of our future operations is dependent upon our receiving the financing necessary to complete  research and development  projects and market our products.  We are unsure whether we can complete the research and development of our products,  or if we  complete  them,  whether  we can  successfully  market  them or  generate sufficient  revenues  to fund our  future  operations  or  additional  research, development and marketing.  In addition,  major technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of  technologically  improved or different  products may make our products  obsolete or  noncompetitive.  Based on our current  operating plan, we believe  that  our  financial  resources  are  sufficient  to meet  our  planned activities  through  fiscal year 2003 but it is expected that  additional  funds will continue to be required for an indefinite period as no estimate can be made as to when the Company will achieve  profitability.  (See  Liquidity and Capital
Resources)

            To date, we have incurred substantial losses from operations, and as of September 30, 2002, we had an accumulated  deficit of $19,071,146.  We expect to incur  substantial  operating  expenses  in the future to support our product development  efforts  and expand our  technical  and  management  personnel  and organization, subject to our obtaining financing.

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

Rate at filing date (November 19, 2002)       1.5852
                                              ======

                                              2002           2001
                                              ----           ----
Rate at end of period (September 30)         1.5872         1.5785

Period                               High for the period     Low for the period
------                               -------------------     ------------------

October 2002                               1.5810                 1.5739
September 2002                             1.5789                 1.5712
August 2002                                1.5724                 1.5632

July 2002                                  1.5512                 1.5407
June 2002                                  1.5349                 1.5276
May 2002                                   1.5531                 1.5469
April 2002                                 1.5843                 1.5792
March 2002                                 1.5899                 1.5838
February 2002                              1.5986                 1.5931

Period                                    Average for the period
------                                    ----------------------

Three Month Period Ended September 30, 2002         1.5580
Three Month Period Ended September 30, 2001         1.5461
Six Month Period Ended September 30, 2002           1.5562
Six Month Period Ended September 30, 2001           1.5436
Fiscal year ended March 31, 2002                    1.5655
Fiscal year ended March 31, 2001                    1.5040

            Summary of Critical Accounting Policies
            ---------------------------------------

            The  preparation of our financial  statements is in conformity  with
United States Generally  Accepted  Accounting  Principles and requires estimates and assumptions that affect the reporting of assets,  liabilities,  revenues and expenses and the disclosure of contingent assets and liabilities. Certain of our accounting  policies  are critical to  understanding  our  financial  statements because their application places significant  demands on management's  judgment, with  financial  reporting  results  relying on  estimates  of matters  that are inherently uncertain.

            We believe that the critical  accounting  policies  described in the following paragraphs affect the most significant  estimates and assumptions used in the  preparation  of our  consolidated  financial  statements.  For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment.

Revenue Recognition

            Product  revenue  is  recognized  when  persuasive  evidence  of  an arrangement  exists,  the product is delivered,  there are no future performance obligations, the purchase price is fixed and determinable, and collectibility is reasonably assured.  Amounts billed in advance of satisfying revenue recognition criteria are deferred until such time as the related product has been delivered.
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

            Results of Operations

            The  following  table  sets  forth  certain  items in the  Company's condensed  consolidated  statements of operations  for the  three-month  periods ended September 30, 2002 and 2001, and the six-month periods ended September 30,
2002 and 2001 (in thousands of CDN$).

                                                         Three-month              Six-month
                                                           Periods                 Periods
                                                     Ended September 30,     Ended September 30,
                                                      2002        2001        2001        2002
                                                     -------------------------------------------

Sales                                               $   39.9  $     53.1  $     75.9  $     54.5
Cost of Sales                                            3.0        15.1         6.1        15.2
                                                    --------  ----------  ----------  ----------
Gross Profit                                        $   36.9  $     38.0  $     69.8  $     39.3

Operating Expenses
    Research and Development                        $  529.4  $    645.0  $  1,099.2     1,440.1
    Investment Tax Credits                             (38.0)      (44.0)      (76.0)      (96.1)
    General and Administrative (Net of Grants)         369.4       457.4       723.1     1,112.0
    Depreciation of Property, Plant and Equipment       47.1        45.0        94.1        90.0
                                                    --------  ----------  ----------  ----------
Total Operating Expenses                            $  907.9  $  1,103.4  $  1,840.4  $  2,546.0
                                                    --------  ----------  ----------  ----------
Loss from Operations                                $  871.0  $  1,065.4  $  1,770.6  $  2,506.7
                                                    --------  ----------  ----------  ----------
    Interest Income                                    (12.7)      (34.4)      (19.4)      (91.8)
    Interest Expense                                    93.2         8.6       103.6        19.3
    Loss (Gain) on Foreign Exchange                    (66.1)     (143.8)       11.0        69.3
                                                    --------  ----------  ----------  ----------
Net Loss                                            $  885.4  $    895.8  $  1,865.8  $  2,503.5
                                                    --------  ----------  ----------  ----------

Sales

            During the three-month  period ended September 30, 2002, the Company had sales of $39,900 (sale of products and research service  revenues) and a net loss of $885,447 compared to sales of $53,080 and a net loss of $895,847 for the three-month  period ended September 30, 2001. The decrease in sales is primarily due to lower revenue  related to sale of products.  During the six-month  period ended September 30, 2002, the Company had sales of $75,873 (sale of products and research  service  revenues) and a net loss of  $1,865,757  compared to sales of
$54,508 and a net loss of $2,503,476  for the six-month  period ended  September
30, 2001.

            Loss per share was $0.03 for the three-month periods ended September
30,  2002 and 2001.  Loss per share was  $0.06 for the  six-month  period  ended
September 30, 2002 compared to $0.09 for the  six-month  period ended  September
30, 2001.

Operating Expenses

Research and development

            Research and development  expenses were $529,362 for the three-month period ended September 30, 2002 compared to $645,034 for the three-month  period ended September 30, 2001. The decrease of $115,672 is primarily  attributable to a reduction of personnel in research and affiliated  expenses and lower expenses for (i) the  corporate  collaborators,  (ii) the  acquisition  of  research  and development equipment and (iii) own in-house programs offset by increases of the cost of pre-clinical toxicological studies and royalties to Polyvalor.

            Research and development  expenses were $1,099,210 for the six-month period ended September 30, 2002 compared to $1,440,062 for the six-month  period ended September 30, 2001,  representing a decrease of $340,852.  The decrease in the six-month  period is primarily  attributable  to a reduction of personnel in research and affiliated expenses,  and lower expenses for (i) the acquisition of research and  development  equipment,  (ii) the corporate  collaborators,  (iii)
pre-clinical  toxicological  studies and (iv) own in-house  programs  during the period offset by the increase of royalties to be paid to Polyvalor.

Investment tax credits

            The  Company  claims  an  investment  tax  credit  on all  allowable research and development  expenses.  The amount for the three-month period ended
September  30, 2002 is $38,000  compared to $43,992 for the  three-month  period ended September 30, 2001,  representing a decrease of $5,992. The amount for the six-month period ended September 30, 2002 is $76,000 compared to $96,064 for the six-month  period ended September 30, 2001,  representing a decrease of $20,064.
The  decreases  in the  three-month  period and in the  six-month  period  ended
September  30, 2002 are  directly  attributable  to a lower  level of  allowable research and development expenses.

General and administrative

            General and  administrative  expenses  (net of grants) were $369,409 for the three-month period ended September 30, 2002 compared to $457,353 for the three-month period ended September 30, 2001, representing a decrease of $87,944.
The  decrease  is  principally  attributable  to a reduction  of  administrative personnel, a decrease in expenses related to (i) investors,  (ii) tax on capital and (iii) maintenance of our principal place of business, savings resulting from our efforts to reduce  operating costs and an increase in labor grants offset by slight increases in professional fees and expenses related to marketing.

            General and  administrative  expenses  (net of grants) were $723,108 for the six-month period ended September 30, 2002 compared to $1,112,007 for the six-month period ended September 30, 2001,  representing a decrease of $388,899.
The decrease in the six-month  period is principally  attributable to a decrease in professional  fees, a reduction of  administrative  personnel,  a decrease in expenses related to (i) maintenance of our principal place of business, (ii) tax on capital  and (iii)  marketing  and  investor  expenses  due to the  Company's efforts to reduce  operating  costs offset by a decrease in labor grants  during the period.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $47,112 for the  three-month  period ended
September  30,  2002  compared  to  $45,047  for the  three-month  period  ended
September  30,  2001,  representing  a slight  increase of $2,065.  Depreciation expense was $94,108 for the six-month  period ended  September 30, 2002 compared to $90,016 for the six-month  period ended  September 30, 2001,  representing an increase of $4,092. The increases in the three-month period and in the six-month period ended September 30, 2002 were  principally  attributable to the increased amount of property,  plant and equipment  during the two periods compared to the amount of property,  plant and equipment during the same two periods of the last fiscal year.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents  and short-term  investments.  Interest  income for the  three-month period  ended  September  30,  2002 was  $12,723  compared  to  $34,474  for the three-month period ended September 30, 2001, representing a decrease of $21,751.
Interest  income for the six-month  period ended  September 30, 2002 was $19,486 compared  to  $91,853  for  the  six-month  period  ended  September  30,  2001, representing a decrease of $72,367.  The decreases in the three-month period and in the six-month period ended September 2002 are primarily due to a higher level of cash on hand  and  short-term  investments  during  the same  periods  in the previous  year as a result  of the  private  placements  realized  at the end of fiscal year ended March 31, 2001.

            Interest  expense  was  $93,175  for the  three-month  period  ended
September 30, 2002 compared to $8,625 for the three-month period ended September
30, 2001, representing an increase of $84,550. Interest expense was $103,633 for the  six-month  period  ended  September  30,  2002  compared to $19,297 for the six-month period ended September 30, 2001,  representing an increase of $84,336.
The  increases  in the  three-month  period and in the  six-month  period  ended
September 30, 2002 were mostly  attributable to the interest expenses and to the amortization of the debt issue costs related to the Business Development Bank of
Canada  ("BDC") loan concluded at the end of the  three-month  period ended June
30, 2002.

Loss (Gain) on Foreign Exchange

            Gain on foreign  exchange  was  $66,042 for the  three-month  period ended  September  30, 2002  compared to a gain of $143,766  for the  three-month period ended September 30, 2001,  representing a decrease of $77,724. The change is a result of (i) a lesser  amount of cash on hand and  short-term  investments denominated in USD during the period and (ii) a higher  variation in the closing
CDN to USD  foreign  exchange  rate  from  the  beginning  and  the  end of each three-month  period (from 1.514 at June 30, 2001 to 1.5785 at September 30, 2001 and from 1.5162 at June 30, 2002 to 1.5872 at September 30, 2002).

            Loss on foreign  exchange was $10,972 for the six-month period ended
September 30, 2002 compared to a loss of $69,277 for the six-month  period ended
September 30, 2001,  representing a decrease of $58,305.  The change is a result of a lesser amount of cash on hand and short-term investments denominated in USD during the period offset by a lower  variation in the closing CDN to USD foreign exchange rate from the beginning  and the end of each  three-month  period (from
1.5763 at March 31,  2001 to 1.5785 at  September  30,  2001 and from  1.5942 at
March 31, 2002 to 1.5872 at September 30, 2002).

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTY

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult to predict.  Our cash  position on September  30, 2002 was  $2,291,375
(including cash equivalents).

            On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  our  wholly-owned subsidiary, concluded a loan agreement with the BDC for a total of $2,500,000 of which  $2,490,000  was  received  and  $10,000  is held  in  escrow  subject  to finalization of certain registration requirements for the security interest. The debt is collateralized by all of our assets not otherwise encumbered.  The terms of repayment of the loan are: the principal  amount,  together with the compound interest  at a rate  of  10%  annually,  shall  be due  on  February  15,  2006;
thereafter  and in case of default,  the interest  rate will be 25%.  Partial or full payment,  without  penalty,  is allowed before the maturity date of the BDC
Loan. This agreement  contained  customary  negative and  affirmative  covenants including those relating to capital expenditures. As a part of the agreement, we issued warrants to purchase 1,000,000 shares of common stock, $.001 par value of the Company  (the  "Common  Stock"),  at US$0.33  per share.  The  warrants  are exercisable  for a period of five years from the date of issuance.  BDC shall be entitled  to exercise  warrants  on a  "cashless  basis" so that it would not be subject to any  restriction  on transfer.  The exercise of the BDC warrants on a
"cashless  basis" shall not encompass any  obligation on the part of the Company to redeem said warrants.

            Management  also  plans to  continue  to  pursue  various  financing alternatives,  including on-going negotiations for co-development agreements and a bank credit  facility to raise the  required  financing.  We are  currently in discussion  with the  National  Bank of  Canada  for  additional  financing.  We received a formal offer from the National Bank of Canada for a line of credit of
$1,200,000 but we have no agreement,  commitment or  understanding in connection with this line of credit.  The success of these  negotiations  is dependent on a number of items which we cannot control, and we are unable to predict whether we will be able to successfully complete additional transactions with any financial institution  or  investors  to  raise  part of any of our  additional  financing requirements.

            We also plan to continue  with our program of limiting our operating costs and capital  expenditures.  Based on our current operating plan, including our cost-cutting  measures,  and assuming we receive the additional $10,000 held in escrow and the  $1,200,000  line of credit from the National  Bank of Canada, our  management  estimates  that  our  cash  and  cash  equivalents  on hand and short-term  investments are sufficient to fund our projected  operating expenses and capital  expenditures  through the end of the fiscal year 2003. There can be no assurance,  however, that the above-mentioned line of credit will be received from the National Bank of Canada.

            For information  regarding options granted as of September 30, 2002, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements.

Employee Count

            As of November 19, 2002,  BioSyntech  had 28 employees,  of which 19 were  engaged in  research  and  development  and 9 were  engaged in  corporate, administrative and quality assurance activities.  Except for one employee in our research and development team who is involved in the manufacturing of the Mach1, we have no other employees  involved in the  manufacturing  of our products.  We anticipate our total employee count to be  approximately 30 employees by the end of fiscal year 2003.

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

            ADDITIONAL  FINANCING  WILL BE REQUIRED TO CONTINUE  OUR  OPERATIONS
            BEYOND FISCAL YEAR 2003 AND WE WILL NEED SUBSTANTIAL FUNDS BEFORE WE
            ARE PROFITABLE.

            Our wholly-owned  subsidiary  recently entered into a loan agreement with BDC providing for borrowings of up to $2,500,000,  of which  $2,490,000 has been advanced to such subsidiary.  We are also currently  discussing  additional sources of financing. We have received a proposal from a banking institution for a line of credit of $1,200,000,  but we currently have no commitment,  agreement or  understanding  regarding  this  additional  financing.  Based on our current operating plan, assuming receipt of the additional $10,000 escrowed funds and an additional  $1,200,000  line of credit  from the  National  Bank of  Canada,  we estimate  that the cash on hand will fund our  operations  through  fiscal  year
2003. We expect,  however,  that  additional  funds will be required to continue operating  for an  indefinite  period since we cannot  estimate when the Company will become profitable.  There can be no assurance that the above-mentioned line of credit  will be  received  from the  National  Bank of  Canada.  If we do not receive  additional  financing,  we will reassess our  operating  plan to reduce expenses  on an ongoing  basis.  For a more  detailed  discussion  on our recent financing transactions,  please see "Part I, Item 2. Management's Discussion and
Analysis - Liquidity, Capital  Resources and Going Concern Uncertainty" section.

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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
            WILL INCUR  MORE  LOSSES FOR THE  FORESEEABLE  FUTURE.  WE MAY NEVER
            BECOME PROFITABLE.

            As of September 30, 2002 our accumulated deficit was $19,071,146. We had net operating  losses of $885,447 and $4,535,131 for the three-month  period ended  September  30, 2002 and fiscal year ended March 31,  2002,  respectively.
These losses  represent  mainly research and  development  costs and general and administrative  expenses. We expect to have substantial additional expenses over the next  several  years as our  research  and  development  activities  and the process of seeking  regulatory  approval  of our  products,  including  clinical trials, accelerate. We expect that our expenses will result in additional losses because we do not expect to have significant  revenues from the sale of products for the next several years.

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

            IF  THE  FOOD  AND  DRUG   ADMINISTRATION   DOES  NOT   APPROVE   OR
            SIGNIFICANTLY  DELAYS  THE  APPROVAL  OF  OUR  THERAPEUTIC  DELIVERY
            PRODUCTS, WE MAY BE UNABLE TO CONTINUE OPERATIONS.

            FDA approval is required to  manufacture  and market  pharmaceutical products in the United States. The process to receive this approval is extensive and includes  pre-clinical testing and clinical trials to demonstrate safety and efficacy and a review of the  manufacturing  process to ensure  compliance  with good  manufacturing  practices.  This  process  can last many  years and be very costly and still unsuccessful. The length of time necessary to complete clinical trials and receive  approval  for product  marketing by  regulatory  authorities varies  significantly by product and indication and is difficult to predict.  If the FDA does not approve or significantly delays the approval of our therapeutic delivery products, we may be unable to continue operations.  FDA approval can be delayed, limited or denied for many reasons, including:

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

            WE COULD  BECOME  INVOLVED  IN  COSTLY  LITIGATION  TO  PROTECT  OUR
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
Any patents that we own or license to others may provide no  protection  against competitors. Our pending and future patent applications or those that we license from third parties may not result in patents being issued.  If patents do issue, they may not provide us with  proprietary  protection or competitive  advantages against  competitors  with  similar  technology.  In  addition,  others may also independently  develop similar  technologies or duplicate any technology that we have developed.

            We also rely on trade secrets, know-how and technology, which we try to protect by entering into  confidentiality  agreements  with parties that have access to it,  including our corporate  partners,  collaborators,  employees and consultants.  Any of these  parties may breach the  agreement  and  disclose our confidential  information,  or our competitors might learn of the information in some other way.

            Protecting our proprietary  rights  involves a significant  level of resources.  Although we have  provided for the costs of applying for patents and trademarks,  our  results of  operations  may be  materially  affected if we are involved in costly  litigation  in the  process of  protecting  our  proprietary rights.  We may also be prevented  from selling our products if such  litigation ensues.

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
            FINANCIAL  PERFORMANCE  BECAUSE IT IS NOT  COST-EFFECTIVE  FOR US TO
            ENTER INTO FORWARD CONTRACTS OR CURRENCY OPTIONS.

            We expect a substantial portion of our revenues to be based on sales and  services  rendered and to come from the United  States while a  significant amount of our operating  expenses will be incurred in Canada.  As a result,  our financial  performance  will be  affected  by  fluctuations  in the value of the
United  States  dollar to the Canadian  dollar.  At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure,  and even if these  measures are  implemented,  we are unsure  whether these arrangements will be available,  cost effective or be able to fully offset future currency risks.

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

Item 3. Controls and Procedures

            As of November  14,  2002,  our  President  and the Chief  Executive
Officer supervised and participated in an evaluation of the effectiveness of the design and  operations of our  disclosure  control and procedures (as defined in
Rules  13a-14  and  15d-14  under the  Securities  Exchange  Act of  1934).  Our
President  &  Chief  Executive  Officer  has  concluded  that,  based on his evaluation  as of a date within 90 days of the filing of this Form  10-QSB,  our disclosure  controls and  procedures  were  effective as of September  30, 2002.
There has been no  significant  changes  in our  internal  controls  or in other factors that could significantly affect these controls subsequent to the date of his  evaluation,  including any  corrective  actions with regard to  significant deficiencies and material weaknesses.

PART II.           OTHER INFORMATION

Item 5.            Other Information.

                   On October 7, 2002, we terminated our relationship with Ernst
                   &  Young  LLP  ("Ernst  &  Young"),  our  independent
                   auditors   previously   engaged   to  audit   our   financial
                   statements,  effective  with  the date of  completion  of the review by Ernst &  Young of our financial  statements for
                   the period ended  September 30, 2002.  Our Current  Report on
                   Form 8-K, filed with the  Securities and Exchange  Commission on October 15, 2002, is incorporated herein by reference.

Item 6.             Exhibits and Reports on Form 8-K.

                   (a)  Exhibits  - Ex.  99.1 -  Statement  under  oath of Chief
                   Executive Officer dated November 19, 2002 filed herewith.  We presently do not have any Chief Financial Officer.  We are in the hiring process for a new Chief Financial Officer.

                    (b) Reports on Form 8-K

                    (1)  On July 15, 2002, we filed a Current Report on Form 8-K dated June 26, 2002 reporting the loan and the issuance
                         of warrant to BDC on Item 5 - Other Information.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          BIOSYNTECH, INC.

Dated: November 19, 2002
                                          By: /s/ Amine Selmani
                                              ----------------------------------
                                              Name: Amine Selmani
                                              Title: Chief Executive Officer and
                                                     President

                                          By: /s/ Lucie Duval
                                              ----------------------------------
                                              Name: Lucie Duval
                                              Title: Chief Accounting Officer
                                                     and Controller

                  Certification of Principal Executive Officer
                            Section 302 Certification

I, Mr. Amine Selmani,  President and Chief Executive Officer of BioSyntech Inc.,
certify that:

     1.     I have reviewed this  quarterly  report on Form 10-QSB of BioSyntech
            Inc.;

     2.     Based on my knowledge, this quarterly report on Form 10-QSB does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BioSyntech Inc. as of, and for, the periods  presented in this quarterly report;

     4.     I  am  responsible  for  establishing  and  maintaining   disclosure
            controls and procedures (as defined in Exchange Act Rules 13a-14 and
            15d-14) for BioSyntech Inc. and I have:

            a)    designed  such  disclosure  controls and  procedures to ensure
                  that  material   information   relating  to  BioSyntech  Inc.,
                  including its consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during  the period in which this quarterly report is being prepared;

            b)    evaluated the  effectiveness of BioSyntech  Inc.'s  disclosure controls and  procedures  as of a date within 90 days prior to the filing  date of this  quarterly  report  (the  "Evaluation
                  Date"); and

            c)    presented in this quarterly  report our conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.     I have disclosed,  based on my most recent evaluation, to BioSyntech
            Inc.'s auditors and the audit  committee of BioSyntech  Inc.'s board of directors (or persons performing the equivalent function):

            a)    all  significant  deficiencies  in the design or  operation of internal  controls  which could  adversely  affect  BioSyntech
                  Inc.'s  ability  to  record,  process,  summarize  and  report financial  data  and have  identified  for  BioSyntech  Inc.'s auditors any material weaknesses in internal controls; and

            b)    any fraud,  whether or not material,  that involves management or other  employees who have a significant  role in BioSyntech
                  Inc.'s internal controls; and

     6.     I have indicated in this quarterly  report whether or not there were significant  changes in internal  controls or in other  factors that could significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 19, 2002             /s/ Amine Selmani
                                                -------------------------------
                                                Amine Selmani
                                                President and Chief Executive Officer