Form 10QSB
period 2002-12-31
BIOSYNTECH INC
filed 2003-02-19
CIK 1094017

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
(X)         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended         December 31, 2002
                                           -------------------------------------

(   )       TRANSACTION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
            EXCHANGE ACT

            For the transition period from                  to
                                           ----------------    -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity, as of the latest  practicable date:  29,357,250 shares of Common Stock as of February 14, 2003.

            Transitional Small Business Disclosure Format (check one):

                                                ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

   Item 1. Unaudited Condensed Consolidated Interim Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2002       3
           and March 31, 2002

           Condensed Consolidated Statements of Operations for the Three-      4
           Month Periods Ended December 31, 2002 and December 31, 2001

           Condensed Consolidated Statements of Operations for the Nine-Month  5
           Periods Ended December 31, 2002 and December 31, 2001

           Condensed Statement of Stockholders' Equity from                    6
           inception to December 31, 2002

           Condensed Consolidated Statements of Cash Flows for the Three-      7
           Month Periods Ended December 31, 2002 and December 31, 2001

           Condensed Consolidated Statements of Cash Flows for the Nine-Month  8
           Periods Ended December 31, 2002 and December 31, 2001

           Notes To Condensed Consolidated Interim Financial Statements        9

  Item 2.  Management's Discussion and Analysis                               13

           Risk Factors                                                       18

  Item 3.  Controls and Procedures                                            22

Part II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                          22

  Item 4.  Submission of Matters to a Vote of Security Holders                23

  Item 5.  Other Information                                                  23

  Item 6.  Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                    25

                                BIOSYNTECH, INC.

PART I. FINANCIAL  INFORMATION

Item 1.     Unaudited Condensed Consolidated Interim Financial Statements

BioSyntech, Inc.
A development stage company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
        [See Basis of Presentation and Going Concern Assumption - note 2]

As of December 31, 2002 and March 31, 2002
[In Canadian dollars]
                                                            December 31,   December 31,     March 31,
                                                               2002           2002            2002
                                                               US$             C$              C$
-----------------------------------------------------------------------------------------------------
                                                            [Unaudited]    [Unaudited]
                                                              [note 2]
ASSETS

Current assets
Cash and cash equivalents                                      957,278      1,510,202        443,145
Short-term investments                                            --             --        1,395,163
Receivables                                                     48,625         76,711         78,853
Inventory                                                       26,679         42,089         21,657
Investment tax credits recoverable                              77,333        122,000        213,064
Prepaid expenses                                                61,881         97,623         58,164
-----------------------------------------------------------------------------------------------------
                                                             1,171,796      1,848,625      2,210,046
-----------------------------------------------------------------------------------------------------
Property, plant and equipment                                1,402,314      2,212,291      2,341,591
Deposits and other assets                                      290,600        458,451         19,452
-----------------------------------------------------------------------------------------------------
                                                             2,864,710      4,519,367      4,571,089
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                       356,539        562,476        651,639
Due to stockholder, without interest and repayment terms         6,339         10,000         10,000
Deferred revenues                                               25,449         40,149          3,095
Current portion of long-term debt                               25,355         40,000         40,000
Current portion of obligations under capital leases             14,562         22,973         26,891
-----------------------------------------------------------------------------------------------------
                                                               428,244        675,598        731,625
-----------------------------------------------------------------------------------------------------
Long-term debt [Note 3]                                      1,713,089      2,702,568        126,667
Obligations under capital leases                                11,343         17,895         33,628
-----------------------------------------------------------------------------------------------------
                                                             2,152,676      3,396,061        891,920
-----------------------------------------------------------------------------------------------------

Stockholders' equity
Common stock [Note 4]
  Par value $0.001
  Authorized 100,000,000  common shares
  Issued and outstanding
  29,222,250 common shares                                  11,590,934     18,285,858     18,285,858
  To be issued
  35,000 common shares [15,000 as of March 31,2002]             13,947         22,002         11,009
Additional paid-in capital                                   1,829,069      2,885,540      2,587,691
Deficit accumulated during the development stage           (12,721,916)   (20,070,094)   (17,205,389)
-----------------------------------------------------------------------------------------------------
                                                               712,034      1,123,306      3,679,169
-----------------------------------------------------------------------------------------------------
                                                             2,864,710      4,519,367      4,571,089
=====================================================================================================

See accompanying notes

On behalf of the Board

---------------------------------                           --------------------
Director                                                    Director

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended December 31, 2002 and 2001
[In Canadian dollars]                                                                              Unaudited

                                                 Cumulative from
                                                  inception to
                                                   December 31,   December 31,   December 31,  December 31,
                                                     2002            2002           2002         2001
                                                      C$             US$             C$           C$
-----------------------------------------------------------------------------------------------------------
                                                                   [note 2]

Sales and Services                                   690,026         15,101         23,824        187,905
Cost of sales                                        243,933             24             38         79,606
-----------------------------------------------------------------------------------------------------------
                                                     446,093         15,077         23,786        108,299
-----------------------------------------------------------------------------------------------------------

Research and development expenses                 13,075,286        316,379        499,120        655,833
Investment tax credits recoverable                (2,120,519)       (52,299)       (82,507)       (42,000)
General and administrative expenses                9,677,299        289,121        456,118        772,009
Government grants                                   (234,541)          --             --           (7,500)
Interest on long-term debt and capital lease
   obligations                                       522,757         65,697        103,643          6,365
Depreciation of property, plant and equipment        685,940         29,837         47,071         45,148
Interest income                                     (661,483)        (5,663)        (8,934)       (20,594)
(Gain) loss on foreign exchange                     (428,552)         5,212          8,223        (75,237)
-----------------------------------------------------------------------------------------------------------
                                                  20,516,187        648,284      1,022,734      1,334,024
-----------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (20,070,094)      (633,207)      (998,948)    (1,225,725)
Deficit accumulated during the development
    stage, beginning of period                          --      (12,088,709)   (19,071,146)   (15,173,734)
-----------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (20,070,094)   (12,721,916)   (20,070,094)   (16,399,459)
===========================================================================================================
Weighted average number of common shares
    outstanding                                                  29,222,250     29,222,250     29,222,250
Basic and diluted loss per share                                      (0.02)         (0.03)         (0.04)
===========================================================================================================

See accompanying notes

                                                      4

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Nine-month periods ended December 31, 2002 and 2001
[In Canadian dollars]                                                                              Unaudited

                                                 Cumulative from
                                                  inception to
                                                  December 31,    December 31,  December 31,   December 31,
                                                     2002             2002          2002          2001
                                                      C$               US$           C$            C$
-----------------------------------------------------------------------------------------------------------
                                                                   [note 2]

Sales and Services                                   690,026         63,195         99,697        242,413
Cost of sales                                        243,933          3,881          6,123         94,848
----------------------------------------------------------------------------------------------------------
                                                     446,093         59,314         93,574        147,565
----------------------------------------------------------------------------------------------------------

Research and development expenses                 13,075,286      1,013,140      1,598,330      2,095,895
Investment tax credits recoverable                (2,120,519)      (100,474)      (158,507)      (138,064)
General and administrative expenses                9,677,299        763,210      1,204,040      1,916,436
Government grants                                   (234,541)       (15,729)       (24,814)       (39,920)
Interest on long-term debt and capital lease
   obligations                                       522,757        131,387        207,276         25,662
Depreciation of property, plant and equipment        685,940         89,490        141,179        135,164
Interest income                                     (661,483)       (18,015)       (28,420)      (112,447)
(Gain) loss on foreign exchange                     (428,552)        12,167         19,195         (5,960)
----------------------------------------------------------------------------------------------------------
                                                  20,516,187      1,875,176      2,958,279      3,876,766
----------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period   (20,070,094)    (1,815,862)    (2,864,705)    (3,729,201)
Deficit accumulated during the development
    stage, beginning of period                          --      (10,906,054)   (17,205,389)   (12,670,258)
----------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                         (20,070,094)   (12,721,916)   (20,070,094)   (16,399,459)
==========================================================================================================
Weighted average number of common shares
    outstanding                                                  29,222,250     29,222,250     29,182,250
Basic and diluted loss per share                                       0.06           0.10           0.13
==========================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                               EQUITY [Note 4]
                      [See Basis of Presentation and Going Concern Assumption - note 2]

From inception to December 31, 2002
[In Canadian dollars]                                                                                                     Unaudited

                                                     Common Stock                 Common Stock     Additional
                                                  issued and outstanding          To be issued      paid-in     Accumulated
                                                   Shares         Amount        Shares    Amount   capital        deficit      Total
                                                                  $                         $        $               $          $
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                               8,525,000             1                          --             --            1
Net loss 1996 [325 day period]                           --            --                            --          (2,865)     (2,865)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                             8,525,000             1                          --          (2,865)     (2,864)
Net loss 1997                                            --            --                            --          (9,332)     (9,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                             8,525,000             1                          --         (12,197)    (12,196)
Deemed common stock paid up as of January 31,
  1998 and issued on August 3, 1998                      --         215,000                          --             --      215,000
Net loss 1998                                            --            --                            --        (236,987)   (236,987)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                             8,525,000       215,001                          --        (249,184)    (34,183)
Deemed common stock issued for cash                 1,746,579     1,083,108                          --             --    1,083,108
Deemed common stock issued in exchange
 for services                                       1,940,000     1,455,000                          --             --    1,455,000
Deemed options granted to consultants                    --            --                       1,309,350           --    1,309,350
Net loss 1999                                                                                        --      (4,165,657) (4,165,657)
Deemed share issuance costs                              --         (90,200)                         --             --      (90,200)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                            12,211,579     2,662,909                     1,309,350    (4,414,841)   (442,582)
Deemed common stock issued for cash                 1,893,457     2,595,222                          --             --    2,595,222
Deemed common stock issued in exchange for
  intellectual property                             1,072,000     1,072,000                          --             --    1,072,000
Deemed options granted to consultants                    --            --                         406,560           --      406,560
Net loss and comprehensive loss for the period
  from April 1, 1999 to February 28, 2000                --            --                            --      (2,850,977) (2,850,977)
------------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000               15,177,036     6,330,131                     1,715,910    (7,265,818)    780,223
Acquisition of BioSyntech, Inc. by
   Bio Syntech Ltd.                                12,095,000     2,873,848                          --             --    2,873,848
March 31, 2000, issuance                              843,500     4,270,243                          --             --    4,270,243
Share issue costs                                        --        (341,520)                         --             --     (341,520)
Net loss and comprehensive loss for the period
  from February 29, 2000 to March 31, 2000               --            --                            --        (389,306)   (389,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                            28,115,536    13,132,702                     1,715,910    (7,655,124)  7,193,488
Share issuances                                     1,066,714     5,487,419                          --             --    5,487,419
Options granted to consultants                           --            --                         237,500           --      237,500
Share issue costs                                        --        (373,746)                         --             --     (373,746)
Net loss and comprehensive loss  for the period
  from April 1, 2000 to March 31, 2001                   --            --                            --      (5,015,134) (5,015,134)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                            29,182,250    18,246,375                     1,953,410   (12,670,258)  7,529,527
Common stock issued to a consultant in
  exchange for services                                40,000        39,483                          --             --       39,483
Common stock to be issued to a consultant in
  exchange for services                                  --            --     15,000   11,009        --             --       11,009
Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement                 --            --                        114,248            --      114,248
Options granted to consultants                           --            --                        520,033            --      520,033
Net loss and comprehensive loss for the period
  from April 1, 2001 to March 31, 2002                   --            --                            --       (4,535,131)(4,535,131)
------------------------------------------------------------------------------------------------------------------------------------

                                                     6

BioSyntech, Inc.
A development stage company

                                                                                                                          Unaudited
                        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (CONTINUED)
                                               EQUITY [Note 4]
                      [See Basis of Presentation and Going Concern Assumption - note 2]

                                                     Common Stock                 Common Stock     Additional
                                                  issued and outstanding          To be issued      paid-in     Accumulated
                                                   Shares         Amount        Shares    Amount   capital        deficit      Total
                                                                  $                         $        $               $          $
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                            29,222,250    18,285,858   15,000   11,009  2,587,691     (17,205,389) 3,679,169
Common stock to be issued to a consultant in
  exchange for services [Note 4]                         --            --     15,000    6,813        --             --        6,813
Warrants issued to BDC [Note 4]                          --            --                        288,933            --      288,933
Net loss and comprehensive loss for the period
 from April 1, 2002 to June 30, 2002                     --            --                            --         (980,310)  (980,310)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                             29,222,250    18,285,858   30,000   17,822  2,876,624     (18,185,699) 2,994,605
Common stock to be issued to a consultant in
  exchange for services [Note 4]                         --            --      5,000    4,180        --             --        4,180
Options granted to consultants [Note 4]                  --            --                          2,696            --        2,696
Net loss and comprehensive loss  for the period
  from July 1, 2002 to September 30, 2002                --            --                            --         (885,447)  (885,447)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                        29,222,250    18,285,858   35,000   22,002  2,879,320     (19,071,146) 2,116,034
Options granted to consultants [Note 4]                  --            --        --       --       6,220            --        6,220
Net loss and comprehensive loss for the period
  from October 1, 2002 to December 31, 2002              --            --        --       --         --         (998,948)  (998,948)
------------------------------------------------------------------------------------------------------------------------------------
                                                   29,222,250    18,285,858   35,000   22,002  2,885,540     (20,070,094) 1,123,306
====================================================================================================================================

US Dollars  [Note 2]
Balance, December 31, 2002                                       11,590,934            13,947  1,829,069     (12,721,916)   712,034
====================================================================================================================================

See accompanying notes

                                                     6-A

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        [See Basis of Presentation and Going Concern Assumption - note 2]

Three-month periods ended December 31, 2002 and 2001
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
                                                                   C$               US$            C$             C$
--------------------------------------------------------------------------------------------------------------------------
                                                                                [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                 (20,070,094)      (633,207)      (998,948)    (1,225,725)
Items not affecting cash
  Depreciation of property, plant and equipment                     685,940         29,837         47,071         45,148
  Amortization of debt issue costs                                   74,030         23,022         36,319           --
  Services paid by the issuance of common stock to be issued to
    a consultant                                                  2,588,485           --             --             --
  Exchangeable shares of the subsidiary of the
    Company issued as part of a settlement                          114,248           --             --             --
  Options granted to consultants                                  2,482,359          3,943          6,220        503,410
  Accrued interest on long-term debt                                115,901         39,783         62,761           --
  Exchange loss (gain)                                             (535,603)         5,503          8,681        (18,661)
  Exchange loss on short-term investments                             4,129           --             --             --
Changes in working capital assets and liabilities
  Receivables                                                       (76,711)         6,490         10,239         40,012
  Inventory                                                         (42,089)       (13,889)       (21,912)        52,169
  Investment tax credits recoverable                               (122,000)       105,897        167,064        (42,000)
  Prepaid expenses                                                  (97,623)       (27,523)       (43,419)         2,686
  Deferred revenues                                                  40,149         25,449         40,149        (42,722)
  Accounts payable and accrued liabilities                          491,505        (11,466)       (18,088)      (226,552)
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                      (14,347,374)      (446,161)      (703,863)      (912,235)
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (1,172,128)           (94)          (149)         8,809
Purchase of short-term investments                               (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                  1,585,129           --             --        1,578,769
Deposits and other assets                                           (18,452)          --             --             --
Changes in non-cash working capital balances related to
  investing activities                                                 --             (881)        (1,390)           189
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                       (1,194,709)          (975)        (1,539)     1,587,767
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in long term debt                                        3,190,000           --             --             --
Repayment of long term debt                                        (563,333)        (6,339)       (10,000)       (10,000)
Proceeds of demand loan                                             581,845           --             --             --
Repayment of demand loan                                           (581,845)          --             --             --
Increase due to stockholder                                          30,394           --             --             --
Repayment due to stockholder                                        (20,394)          --             --             --
Repayment of obligations under capital leases                    (1,685,123)        (4,362)        (6,881)        (5,640)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                              3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                              3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                               (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                 9,757,662           --             --             --
Share issue costs                                                  (805,466)
Debt issue costs                                                   (170,726)       (31,826)       (50,209)          --
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                       16,516,682        (42,527)       (67,090)       (15,640)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents        535,603         (5,503)        (8,681)        18,661
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents             1,510,202       (495,166)      (781,173)       678,553
Cash and cash equivalents, beginning of period                         --        1,452,444      2,291,375      1,856,924
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          1,510,202        957,278      1,510,202      2,535,477
==========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      [See Basis of Presentation and Going Concern Assumption - note 2]

Nine-month periods ended December 31, 2002 and 2001
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
                                                                     C$             US$             C$            C$
--------------------------------------------------------------------------------------------------------------------------
                                                                                 [note 2]
OPERATING ACTIVITIES
Net loss and comprehensive loss                                 (20,070,094)    (1,815,862)    (2,864,705)    (3,729,201)
Items not affecting cash
  Depreciation of property, plant and equipment                     685,940         89,490        141,179        135,164
  Amortization of debt issue costs                                   74,030         46,926         74,030           --
  Services paid by the issuance of common stock to be issued to
    a consultant                                                  2,588,485          6,968         10,993         39,483
  Exchangeable shares of the subsidiary of the
    Company issued as part of a settlement                          114,248           --             --          114,248
  Options granted to consultants                                  2,482,359          5,652          8,916        503,410
  Accrued interest on long-term debt                                115,901         73,467        115,901           --
  Exchange loss (gain)                                             (535,603)       (10,186)       (16,070)        73,500
  Exchange loss (gain) on short-term investments                      4,129         43,509         68,640        (64,511)
Changes in working capital assets and liabilities
  Receivables                                                       (76,711)         1,358          2,142        129,520
  Inventory                                                         (42,089)       (12,950)       (20,432)        11,124
  Investment tax credits recoverable                               (122,000)        57,722         91,064       (138,064)
  Prepaid expenses                                                  (97,623)       (25,013)       (39,459)         3,653
  Deferred revenues                                                  40,149         23,488         37,054           --
  Accounts payable and accrued liabilities                          491,505        (78,438)      (123,743)      (977,913)
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                      (14,347,374)    (1,593,869)    (2,514,490)    (3,899,587)
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (1,172,128)        (7,522)       (11,866)       (13,261)
Purchase of short-term investments                               (1,589,258)          --             --       (1,514,258)
Proceeds from maturing of short-term investments                  1,585,129        840,848      1,326,523      1,578,769
Deposits and other assets                                           (18,452)           697          1,100           --
Changes in non-cash working capital balances related to
  investing activities                                                 --          (12,616)       (19,903)      (143,465)
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                       (1,194,709)       821,407      1,295,854        (92,215)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in long term debt                                        3,190,000      1,578,348      2,490,000           --
Repayment of long term debt                                        (563,333)       (19,016)       (30,000)       (23,333)
Proceeds of demand loan                                             581,845           --             --             --
Repayment of demand loan                                           (581,845)          --             --             --
Increase due to stockholder                                          30,394           --             --             --
Repayment due to stockholder                                        (20,394)          --             --             --
Repayment of obligations under capital leases                    (1,685,123)       (12,456)       (19,651)       (19,258)
Proceeds from issuance of shares of Bio Syntech Ltd.
    prior to the reverse acquisition                              3,890,068           --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    prior to the reverse acquisition                              3,399,980           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                               (506,380)          --             --             --
Proceeds from issuance of common shares of BioSyntech, Inc.
    after the reverse acquisition                                 9,757,662           --             --             --
Share issue costs                                                  (805,466)          --             --
Debt issue costs                                                   (170,726)      (108,219)      (170,726)          --
--------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                       16,516,682      1,438,657      2,269,623        (42,591)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents        535,603         10,186         16,070        (73,500)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents             1,510,202        676,381      1,067,057     (4,107,893)
Cash and cash equivalents, beginning of period                         --          280,897        443,145      6,643,370
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          1,510,202        957,278      1,510,202      2,535,477
==========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2002                                                      Unaudited
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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates that losses will continue for the foreseeable future. As of December
31, 2002,  the  Company's  accumulated  deficit was  $20,070,094.  The Company's ability to continue as a going concern is uncertain and is dependent principally
upon  its  ability  to  obtain  further   financing  to  complete  research  and
development  projects and market products,  achieve profitable  operations,  and generate positive cash flows from operations. The outcome of these uncertainties cannot be predicted at this time.

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

In the opinion of management,  the accompanying condensed consolidated financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
accruals,  considered  necessary to present fairly the financial  position as of
December 31, 2002, the results of operations and cash flows for the  three-month period and the  nine-month  period ended December 31, 2002. The balance sheet at

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2002                                                      Unaudited
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

US dollar amounts presented on the condensed  consolidated balance sheet and the condensed consolidated  statements of operations,  stockholders' equity and cash flows  are  provided  for  convenience  of  reference  only and are based on the closing  exchange rate at December 31, 2002,  which was $1.5776  Canadian dollar per US dollar.

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
a total of $2,500,000 of which  $2,490,000  has been received as of December 31,
2002 and $10,000 is held in escrow until certain  registration  requirements for the security interest have been finalized.  The debt is collateralized by all of the Company's  assets not otherwise  encumbered.  The loan bears interest at 10%
compounded annually.  The principal amount together with all accrued interest is due on February 16, 2006. Partial or full payment,  without penalty,  is allowed before the maturity date of the loan.

The debt  issue  costs  were  capitalized  and are shown as  "Deposit  and other assets." The debt issue costs  represent a total  amount of $225,234,  excluding the  warrants  discussed  in note 4,  which is  being  amortized  as  additional interest expense over the life of the related  indebtedness.  As of December 31,
2002, the Company has paid a total of $170,726.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2002                                                      Unaudited
[In Canadian dollars]

4.       STOCKHOLDERS' EQUITY

COMMON STOCK TO BE ISSUED TO A CONSULTANT IN EXCHANGE FOR SERVICES

On January 10, 2002, the Company  signed an agreement  with RCG Capital  Markets
Group Inc. ["RCG"] expiring in July 2003. Under the agreement, RCG serves as the exclusive financial  relations  consultant for the Company in the United States.
As part of this  agreement,  RCG is  compensated in cash and in common shares of the Company. For the first seven-month period, the Company must issue a total of
35,000  common  shares and pay in cash  US$21,000  in exchange  for the services provided and US$6,000 per month subsequently until the end of the agreement. The contract is cancellable by either party, subject to terms and conditions,  after the conclusion of the initial  seven-month  period. As of December 31, 2002, the
Company had not issued the 35,000 common shares due to RCG and had recorded this obligation  as  "Common  stock  to be  issued"  in  its  condensed  consolidated financial  statements as of December 31, 2002. On February 5, 2003,  the Company
issued  35,000 shares of common  stock.  The fair value of these shares,  in the amount of $22,002, was charged to general and administrative  expenses, of which
$11,009 was charged during the three-month  period ended March 31, 2002,  $6,813 was charged  during the  three-month  period  ended June 30, 2002 and $4,180 was charged during the  three-month  period ended  September 30, 2002. At the end of the initial seven-month, the contract was cancelled.

STOCK OPTIONS AND WARRANTS

BioSyntech Inc.

On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  the  Company's   wholly-owned
subsidiary,  concluded a loan agreement with Business Development Bank of Canada
["BDC"]  for a  total  of  $2,500,000,  as  described  in Note 3. As part of the agreement, the Company issued warrants to purchase 1,000,000 common shares at an exercise  price of  US$0.33  per  share to BDC.  These  warrants  are  currently exercisable over a five-year term from the date of issuance.

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

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2002                                                      Unaudited
[In Canadian dollars]

4.          STOCKHOLDERS' EQUITY [CONT'D]

options to  purchase  30,000  common  shares to a  consultant  in  exchange  for services at an exercise price of US$0.40.  These options can be exercised over a seven-year period beginning on January 1, 2003. The fair value of the options is calculated at the time when services are provided by the  consultant,  using the
Black-Scholes option-pricing model. During the three-month period ended December
31, 2002, the amount of $6,220 was charged to research and development expenses.

On August 22, 2002, the Company also granted options to purchase  100,000 common shares at an exercise price of $0.62 to one of its directors.  These options can be exercised over a five-year period from the date of grant.

On October 17,  2002,  the Company  granted  options to purchase  50,000  common shares at an exercise price of $0.63 to one of its directors.  These options can be exercised over a five-year period from the date of grant.

On October 18,  2002,  the Company  granted  options to purchase an aggregate of
125,000 common shares at an exercise price of $0.63 to certain employees.  These options can be exercised over a six-year period beginning on January 1, 2003.

During the  three-month  periods  ended June 30,  2002,  September  30, 2002 and
December 31, 2002, options to purchase 65,000,  10,000 and 100,000 shares of the common stock of the Company,  respectively,  were forfeited because more than 90 days had elapsed since the departure date of some employees.

Bio Syntech Canada Inc.

During the  three-month  period ended June 30, 2002,  options to purchase 10,000
Class A shares of Bio Syntech  Canada Inc. were  forfeited  because more than 90 days had elapsed since the departure date of some employees.

On December  31,  2002,  options to purchase  152,000  Class A shares of the Bio
Syntech Canada Inc. expired.

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

            We are an  advanced  biomaterials  company  specializing  in  tissue repair and therapeutic delivery.  Our main focus is the repair of damaged tissue in the human body like bone or cartilage and the delivery of therapeutic  agents to their site of action.  We are also  engaged in the  development  of  advanced injectable  biomaterials for the delivery of cells and genetic material. We have had limited  revenues to date and they have been  generated  almost  entirely by sales in our instrumentation products, which we are developing. The continuation of our future operations is dependent upon our receiving the financing necessary to complete  research and development  projects and market our products.  We are unsure whether we can complete the research and development of our products,  or if we  complete  them,  whether  we can  successfully  market  them or  generate sufficient  revenues  to fund our  future  operations  or  additional  research, development and marketing.  In addition,  major technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of  technologically  improved or different  products may make our products  obsolete or  noncompetitive.  Based on our current  operating plan, we believe  that  our  financial  resources  are  sufficient  to meet  our  planned activities  through  fiscal year 2003 but it is expected that  additional  funds will continue to be required for an indefinite period as no estimate can be made as to when we will achieve profitability. (See Liquidity and Capital Resources)

            To date, we have incurred substantial losses from operations, and as of December 31, 2002, we had an accumulated deficit of $20,070,094. We expect to incur  substantial  operating  expenses  in the  future to support  our  product development  efforts  and expand our  technical  and  management  personnel  and organization, subject to our obtaining financing.

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

Rate at filing date (February 19, 2003)        1.5142

                                               2002                2001
                                               ----                ----
Rate at end of period (December 31)           1.5776              1.5928

Period                                High for the period    Low for the period
------                                -------------------    ------------------

January 2003                                  1.5447              1.5379
December 2002                                 1.5620              1.5559
November 2002                                 1.5748              1.5686

October 2002                                  1.5810              1.5739
September 2002                                1.5789              1.5712
August 2002                                   1.5724              1.5632
July 2002                                     1.5512              1.5407
June 2002                                     1.5349              1.5276
May 2002                                      1.5531              1.5469
April 2002                                    1.5843              1.5792
March 2002                                    1.5899              1.5838
February 2002                                 1.5986              1.5931

Period                                 Average for the period
------                                 ----------------------

Three Month Period Ended December 31, 2002    1.5695
Three Month Period Ended December 31, 2001    1.5804
Nine Month Period Ended December 31, 2002     1.5606
Nine Month Period Ended December 31, 2001     1.5559
Fiscal year ended March 31, 2002              1.5655
Fiscal year ended March 31, 2001              1.5040

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

Government Assistance

            Government  assistance in connection  with research and  development activities  is  recognized as reduction of expenses in the year that the related expenditure is incurred.  Canadian federal and provincial investment tax credits are accounted for using the cost reduction  method which  recognizes the credits as a reduction of the cost of the related assets or  expenditures in the year in which the credits  are earned and when there is  reasonable  assurance  of their recovery.  Due to the  uncertainty  of the  claim  being  accepted  by  taxation authorities  as filed,  accounting  for  research  and  development  tax credits requires estimates made by management.

Long-Lived Assets

            Long-lived assets,  principally property and equipment, are reviewed and  evaluated  for  impairment  whenever  events or  changes  in  circumstances indicate  that the  carrying  value of the assets may not be fully  recoverable.
Significant judgments are made when estimating the recoverability of such assets as it is measured by comparing the carrying  value to the potential  future cash flows to be generated by the respective  assets.  If these factors indicate that the assets are considered impaired,  the impairment to be recognized is measured as the  excess  of the  carrying  value  over the  calculated  potential  future discounted cash flows.

            RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in our  condensed consolidated statements of operations for the three-month periods ended December
31, 2002 and 2001, and the  nine-month  periods ended December 31, 2002 and 2001
(in thousands of CDN$).

                                                         Three-month              Nine-month
                                                           Periods                 Periods
                                                       Ended December 31,      Ended December 31,
                                                       2002         2001        2002       2001
                                                       ----         ----        ----       ----
Sales and Services                                  $   23.8  $    187.9  $     99.7  $    242.4
Cost of Sales                                         --            79.6         6.1        94.8
                                                    --------------------------------------------

                                                    $   23.8  $    108.3  $     93.6  $    147.6

Operating Expenses
    Research and Development                        $  499.1  $    655.8  $  1,598.3  $  2,095.9
    Investment Tax Credits                             (82.5)      (42.0)     (158.5)     (138.1)
    General and Administrative (Net of Grants)         456.1       764.5     1,179.2     1,876.5
    Depreciation of Property, Plant and Equipment       47.1        45.1       141.2       135.2
                                                    --------------------------------------------
Total Operating Expenses                            $  919.8     1,423.4  $  2,760.2  $  3,969.5
                                                    --------------------------------------------
Loss from Operations                                $  896.0     1,315.1  $  2,666.6  $  3,821.9
                                                    --------------------------------------------
    Interest Income                                     (8.9)      (20.6)      (28.4)     (112.4)
    Interest Expense                                   103.6         6.4       207.3        25.7
    Loss (Gain) on Foreign Exchange                      8.2       (75.2)       19.2        (6.0)
                                                    --------------------------------------------
Net Loss                                            $  998.9     1,225.7  $  2,864.7  $  3,729.2
                                                    --------------------------------------------

Sales and Services

            During the three-month  period ended December 31, 2002, we had sales of $23,824  (sale of products and research  service  revenues) and a net loss of
$998,948  compared to sales of  $187,905  and a net loss of  $1,225,725  for the three-month  period ended December 31, 2001.  During the nine-month period ended
December  31,  2002,  we had sales of $99,697  (sale of  products  and  research service revenues) and a net loss of $2,864,705 compared to sales of $242,413 and a net loss of $3,729,201 for the nine-month  period ended December 30, 2001. For both  periods,  the  decreases in sales and services are  primarily due to lower revenue related to sale of products.

            Loss per share was $0.03 for the  three-month  period ended December
31, 2002 compared to $0.04 for the  three-month  period ended December 31, 2001.
Loss per share was $0.10 for the  nine-month  period  ended  December  31,  2002 compared to $0.13 for the nine-month period ended December 31, 2001.

Operating Expenses

Research and development

            Research and development  expenses were $499,120 for the three-month period ended December 31, 2002 compared to $655,833 for the  three-month  period ended December 31, 2001. The decrease of $156,713 is primarily attributable to a reduction in compensation expenses related to options granted to consultants and lower  expenses  for  (i) the  research  and  development  activities  with  our corporate  collaborators,  (ii) the  acquisition  of  research  and  development equipment,  (iii) our own in-house  programs and (iv) the  royalties  fees to be paid  to  Polyvalor  offset  by  the  increases  of  the  cost  of  pre-clinical toxicological studies and the purchases of chemical products.

            Research and development expenses were $1,598,330 for the nine-month period ended December 31, 2002 compared to $2,095,895 for the nine-month  period ended December 31, 2001,  representing  a decrease of $497,565.  The decrease in the nine-month period is primarily  attributable to a reduction of the number of personnel in research and development and other related expenses, a reduction in compensation  expenses  related to  options  granted  to  consultants  and lower expenses for (i) the  research and  development  activities  with our  corporate collaborators,  (ii) the acquisition of research and  development  equipment and
(iii) our own in-house programs during the period offset by the increases of the cost of pre-clinical  toxicological studies and the royalties fees to be paid to
Polyvalor.

Investment tax credits

            We claim an investment tax credit on all our allowable  research and development  expenses.  The amount for the three-month period ended December 31,
2002 was $82,507  compared to $42,000 for the three-month  period ended December
31, 2001,  representing  an increase of $40,507.  The amount for the  nine-month period  ended  December  31, 2002 was  $158,507  compared  to  $138,064  for the nine-month period ended December 31, 2001,  representing an increase of $20,443.
The  increases  in the  three-month  period and in the  nine-month  period ended
December  31,  2002 are  directly  attributable  to a higher  level of  eligible research and development expenses.

General and administrative

            General and  administrative  expenses  (net of grants) were $456,118 for the three-month  period ended December 31, 2002 compared to $764,509 for the three-month period ended December 31, 2001, representing a decrease of $308,391.
The decrease is principally attributable to a reduction in compensation expenses related to  options  granted  to  consultants,  a  reduction  of  administrative personnel,  a decrease in expenses  related to the tax on capital  offset by the increases  in  expenses  related to  communications  with our  stockholders  and maintenance of our principal place of business,  increases in professional  fees and expenses related to marketing.

            General and administrative  expenses (net of grants) were $1,179,226 for the nine-month period ended December 31, 2002 compared to $1,876,516 for the nine-month period ended December 31, 2001,  representing a decrease of $697,290.
The decrease in the nine-month period is principally attributable to a reduction in compensation  expenses related to options granted to consultants,  a decrease in professional  fees, a reduction of  administrative  personnel,  a decrease in expenses  related  to (i) tax on  capital,  (ii)  marketing  expenses  and (iii)
maintenance  of our  principal  place of  business  due to our efforts to reduce operating costs offset by an increase in expenses related to communications with our stockholders during the period.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $47,071 for the  three-month  period ended
December 31, 2002 compared to $45,148 for the three-month  period ended December
31, 2001,  representing a slight  increase of $1,923.  Depreciation  expense was
$141,179 for the nine-month  period ended December 31, 2002 compared to $135,164 for the nine-month  period ended December 31, 2001,  representing an increase of
$6,015.  The increases in the  three-month  period and in the nine-month  period ended December 31, 2002 were principally attributable to the increased amount of property,  plant and  equipment  we held during the two periods  compared to the amount of property,  plant and  equipment we held during the same two periods of the last fiscal year.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents  and short-term  investments.  Interest  income for the  three-month period  ended  December  31,  2002  was  $8,934  compared  to  $20,594  for  the three-month period ended December 31, 2001,  representing a decrease of $11,660.
Interest  income for the  nine-month  period ended December 31, 2002 was $28,420 compared  to  $112,447  for the  nine-month  period  ended  December  31,  2001, representing a decrease of $84,027.  The decreases in the three-month period and in the  nine-month  period ended December 31, 2002 are primarily due to a higher level of cash on hand and short-term  investments during the same periods in the fiscal year ended March 31, 2001.

            Interest  expense was  $103,643  for the  three-month  period  ended
December 31, 2002 compared to $6,365 for the  three-month  period ended December
31, 2001, representing an increase of $97,278. Interest expense was $207,276 for the  nine-month  period  ended  December  31,  2002  compared to $25,662 for the nine-month period ended December 31, 2001, representing an increase of $181,614.
The  increases  in the  three-month  period and in the  nine-month  period ended
December 31, 2002 were primarily  attributable  to the interest  expenses and to the  amortization  of the debt issue costs related to the loan from the Business
Development Bank of Canada ("BDC") consummated on June 26, 2002.

Loss (Gain) on Foreign Exchange

            Loss on foreign exchange was $8,223 for the three-month period ended
December 31, 2002 compared to a gain of $75,237 for the three-month period ended
December 31, 2001,  representing a decrease of $83,460. The decrease is a result of (i) a lesser amount of cash on hand and short-term investments denominated in
USD  during the period and (ii) a higher  variation  in the  closing  CDN to USD foreign exchange rate from the beginning and the end of each three-month  period
(from  1.5785 at  September  30,  2001 to 1.5928 at  December  31, 2001 and from
1.5872 at September 30, 2002 to 1.5776 at December 31, 2002).

            Loss on foreign exchange was $19,195 for the nine-month period ended
December 31, 2002 compared to a gain of $5,960 for the  nine-month  period ended
December 31, 2001,  representing a decrease of $25,155. The decrease is a result of a lesser amount of cash on hand and short-term investments denominated in USD during the period offset by a lower  variation in the closing CDN to USD foreign exchange rate from the beginning  and the end of each  three-month  period (from
1.5763 at March 31, 2001 to 1.5928 at December 31, 2001 and from 1.5942 at March
31, 2002 to 1.5776 at December 31, 2002).

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTY

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult to predict.  Our cash position as of December 31, 2002 was  $1,510,202
(including cash equivalents).

            On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  our  wholly-owned subsidiary,  concluded a loan agreement with BDC for a total of $2,500,000  (the
"BDC Loan") of which  $2,490,000 has been received and $10,000 is held in escrow until  certain  registration  requirements  for the security  interest have been finalized.  The  debt  is  collateralized  by all of our  assets  not  otherwise encumbered.  The terms of repayment of the loan are: the  principal  amount plus all  accrued  interests  at a rate of 10%  compounded  annually  shall be due on
February 15, 2006; thereafter and in case of default, the interest rate shall be
25%. Partial or full payment,  without  penalty,  is allowed before the maturity date of the BDC Loan. This agreement contains affirmative and negative covenants customary  of such loans  including,  but not  limited  to,  those  relating  to limitations  on capital  expenditures.  As an inducement for BDC to make the BDC
Loan, we issued warrants to purchase 1,000,000 shares of our common stock, $.001 par value  (the  "Common  Stock"),  at  US$0.33  per share.  Such  warrants  are exercisable  for a period of five years from the date of  issuance.  BDC is also entitled to exercise such warrants on a "cashless basis" so that it would not be subject to any  restriction on transfer.  The exercise of the such warrants on a
"cashless basis" shall not include any obligation on our part to redeem the said warrants.

            Management  also  plans to  continue  to  pursue  various  financing alternatives,  including on-going negotiations for co-development agreements and bank  credit  facility  to  raise  the  required  financing.  We  are  currently discussing  additional financing with the National Bank of Canada. We received a formal  offer  from  them for a line of  credit  of  $1,200,000  but we have not entered into any agreement in connection with such potential line of credit. The success of these  negotiations is dependent on a number of items which we cannot control,  and we are unable to predict  whether we will be able to  successfully complete additional  transactions with any financial institution or investors to raise part of any of our additional financing requirements.  We are also seeking to raise up to $3,000,000  through a private placement  consisting of our common stock and warrants to purchase our common stock. To date, the private  placement has not been  consummated  and there can be no assurance that we will be able to raise any money in the private placement.

            We also plan to continue  with our program of limiting our operating costs  and  capital  expenditures.  Based on our  current  operating  plan,  and assuming we receive the $3,000,000  from the private  placement,  the additional
$10,000 held in escrow and the $1,200,000  line of credit from the National Bank of Canada,  our management  estimates that our cash and cash equivalents on hand and  short-term  investments  are  sufficient  to fund our  projected  operating expenses and capital expenditures through the end of the fiscal year 2004. There can be no assurance,  however,  that the  above-mentioned  private placement and line of credit will be received  from the  investors  and the  National  Bank of
Canada.

            On December 4, 2002, we increased the number of authorized shares of
Common  Stock  reserved  for  issuance  under our stock option plan to 5,000,000 shares. For information regarding options granted as of December 31, 2002, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements.

Employee Count

            As of  February  7,  2003,  we have 26  employees,  of which 17 were
engaged  in  research  and   development   and  9  were  engaged  in  corporate,
administrative and quality assurance activities.  Except for one employee in our research  and  development  team who is  involved  in the  manufacturing  of the
Mach-1(TM)  Mechanical  Tester,  we  have no  other  employees  involved  in the manufacturing of our products.  We anticipate our total employee count to remain constant until the end of fiscal year 2003.

                                  RISK FACTORS

            WE OPERATE IN A RAPIDLY CHANGING  ENVIRONMENT THAT INVOLVES A NUMBER
OF  RISKS,  SOME OF WHICH ARE  BEYOND  OUR  CONTROL.  THE  FOLLOWING  DISCUSSION
HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

            ADDITIONAL FINANCING WILL BE REQUIRED BEFORE WE ARE PROFITABLE.

            Our wholly-owned  subsidiary  recently entered into a loan agreement with BDC providing for borrowings of up to $2,500,000,  of which  $2,490,000 has been advanced to such subsidiary.  We are also currently  discussing  additional sources of financing. We have received a proposal from a banking institution for a line of credit of  $1,200,000,  but we currently  have no agreement  regarding this additional financing. We are also seeking to raise up to $3,000,000 through a private placement  consisting of our common stock and warrants to purchase our common  stock.  Based on our current  operating  plan,  assuming  receipt of the private placement of $3,000,000,  the additional $10,000 of the BDC Loan held in escrow and an  additional  $1,200,000  line of credit from the National  Bank of
Canada,  we believe that our  financial  resources  are  sufficient  to meet our planned  activities  through fiscal year 2004 but it is expected that additional funds will continue to be required for an  indefinite  period as no estimate can be made as to when we will achieve profitability. There can be no assurance that either the private placement or the line of credit will be consummated. If we do not receive additional financing,  we will reassess our operating plan to reduce expenses  on an ongoing  basis.  For a more  detailed  discussion  on our recent financing transactions,  please see "Part I, Item 2. Management's Discussion and
Analysis - Liquidity,  Capital Resources and Going Concern Uncertainty" section.
Moreover,  the  consummation of the private  placement will result in additional dilution to our existing shareholders.

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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
WILL  INCUR  MORE  LOSSES  FOR  THE  FORESEEABLE  FUTURE.  WE MAY  NEVER  BECOME
PROFITABLE.

            As of December 31, 2002 our accumulated deficit was $20,070,094.  We had net operating  losses of $998,948 and $4,535,131 for the three-month  period ended  December  31, 2002 and fiscal year ended  March 31,  2002,  respectively.
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

            o  Completing the research and development related to our products;

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

            o  BST-Dermon; and

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
Any patents that we own or license to others may provide no  protection  against competitors. Our pending and future patent applications or those that we license from third  parties  may not  result in patents  being  issued.  If patents  are issued,  they may not  provide us with  proprietary  protection  or  competitive advantages against competitors with similar technology.  In addition, others may also independently develop similar technologies or duplicate any technology that we have developed.

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

ITEM 3. CONTROLS AND PROCEDURES

            As of February 7, 2003,  our President and Chief  Executive  Officer
supervised and participated in an evaluation of the  effectiveness of the design and  operations of our  disclosure  control and  procedures (as defined in Rules
13a-14 and 15d-14 under the Securities  Exchange Act of 1934). Our President and
Chief Executive Officer has concluded that, based on his evaluation as of a date within 90 days of the filing of this Form 10-QSB,  our  disclosure  controls and procedures were effective as of December 31, 2002. There has been no significant changes in our internal  controls or in other  factors that could  significantly affect these controls  subsequent to the date of his  evaluation,  including any
corrective  actions  with  regard  to  significant   deficiencies  and  material
weaknesses.

PART II.           OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

            On January 15,  2003,  we issued  100,000  shares of common stock in exchange of Class A  exchangeable  shares  issued as part of the  judgement in a lawsuit by a former  employee.  The fair market value of the 100,000  shares was recorded  at  $114,248,  representing  the fair  market  value of such shares of
Common stock as of March 31, 2002,  the date when the  judgement  was  rendered.
These  securities  were issued in  accordance  with the  exemption  contained in
Section 4 (2) of the Securities Act of 1933, as amended.

            On February 5, 2003,  we issued 35,000 shares of our common stock to
RCG Capital  Markets Group Inc.  ("RCG") in payment for services  rendered.  The fair  market  value of the 35,000  shares  was  recorded  at $22,002  during the three-month  periods ended March 31, 2002, June 30, 2002 and September 30, 2002.
Such  shares  were  recorded  as  "Common  Stock to be  Issued" in our books and records as of December 31, 2002. These securities were issued in accordance with the  exemption  contained  in Section 4 (2) of the  Securities  Act of 1933,  as
amended.

ITEM 4.     SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of our  stockholders  on December 4, 2002, the stockholders  (i) elected two Class II  directors  to our board of  directors to serve for a  three-year  term and until their  successors  have been elected and qualify;  (ii)  approved  an  amendment  to our  employee  stock  option plan to increase the total number of shares of our common stock  available  for issuance under such option plan from  3,900,000  shares to  5,000,000  shares;  and (iii)
ratified the appointment of KPMG LLP as our independent  auditors for the fiscal year ending March 31, 2003.

            (1) The votes received by each director  nominee elected as Class II directors are as follows:

                Nominee                 For            Against       Abstain
                -------                 ---            -------       -------

                Monique Lefebvre        15,464,793     None          1,050

                Gilles Cloutier         15,464,793     None          1,050

            The other  members of our board of directors are Dr. Amine Selmani ,
Messrs. Serge Savard and Claude LeDuc.

            (2) The votes received for the approval of an amendment to our stock option incentive plan.

                For                     Against        Abstain
                ---                     -------        -------

                15,247,293              218,550        None

            (3) The votes received for the  ratification  of the  appointment of
                KPMG LLP as our independent  auditors for the fiscal year ending
                March 31, 2003.

                For                     Against        Abstain
                ---                     -------        -------

                15,464,873              950            20

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

                As of January 3, 2003,  BioSyntech  has  abolished  the position held by Dr. Ajay Gupta and therefore  terminated  the  employment of
            Dr.  Gupta.  Furthermore,  Dr. Gupta has resigned from all positions held by him as an  officer of the  Company.  There is  currently  no disagreement  between us and Dr.  Gupta.  Dr. Gupta will continue to serve as a consultant for the Company. Dr. Amine Selmani,  President and Chief Executive  Officer,  believes that this decision was taken for the best interest of  BioSyntech  and will not have any material adverse effect on our operations.

                On June 26,  2002,  the  Company,  BDC,  Dr.  Amine  Selmani and
            9083-1496  Quebec Inc.  entered into an Investors  Rights  Agreement wherein  all the parties to the  agreement  agreed to vote all their shares of Common Stock to elect the director nominee of BDC a member of our board of directors within five business days, if possible, of
            BDC's  request.  BDC also has the right to  appoint  at any time and from time to time an observer to our board of  directors.  As of the date of this report, BDC has not nominated a director.  Although BDC also has not appointed an observer,  it has sent a representative to each of the two most recent meetings of our board of directors.

                From  October  through  November  2002,  Monique  Lefebvre,  our director,  served as our consultant to assist us in our search for a
            Chief Financial  Officer and  introducing us to venture  capitalists who may be interested in investing in our  operations.  Ms. Lefebvre received $6,000 as compensation for her services as a consultant.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits - Ex. 99.1 - Statement  under oath of Chief  Executive
            Officer dated February 19, 2003 filed herewith.  We presently do not have any Chief Financial Officer. We are in the hiring process for a new Chief Financial Officer.

            (b)  Reports on Form 8-K

                 (1)  On October 7, 2002, we filed a Current  Report on Form 8-K dated October 7, 2002 reporting the termination of Ernst &
                      Young as our independent auditors.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                     BIOSYNTECH, INC.

Dated: February 19, 2003
                                     By: /s/ Amine Selmani
                                        -----------------------------------
                                        Name:  Amine Selmani
                                        Title: Chief Executive Officer
                                               and President

                                     By: /s/ Lucie Duval
                                        -----------------------------------
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

                  Date: February 19, 2003       /s/ Amine Selmani
                                                -------------------------------
                                                Amine Selmani
                                                President and Chief
                                                Executive Officer