Form 10KSB
period 2003-03-31
BIOSYNTECH INC
filed 2003-07-14
CIK 1094017

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934
                    For the fiscal year ended March 31, 2003

                                       or

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from ___________to ____________

                         Commission file number 0-27179

                                BioSyntech, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                               88-0329399
        -----------                                         ---------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

 475 Boulevard Armand-Frappier
     Laval, Quebec, Canada                                        H7V 4B3
-------------------------------                           ----------------------
(Address of principal                                           (Zip Code)
 executive office)

                                 (450) 686-2437
                         ------------------------------
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

            State issuer's revenues for its most recent fiscal year: $174,240.

            Based upon the closing price of the issuer's common stock, $.001 par value (the "Common  Stock"),  on July 3, 2003, the aggregate market value of the
20,216,150  outstanding  shares of Common  Stock held by  non-affiliates  of the issuer  was  $8,646,043  (or  USD$6,469,168).  Solely for the  purposes  of this calculation,  shares  held by  directors  and  officers  of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

            As of July 3, 2003,  29,357,250  shares of the issuer's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Not applicable.

            Transitional Small Business Disclosure Format (check one):

                        / /   Yes            /x/   No

ITEM 1      DESCRIPTION OF BUSINESS.
------      ------------------------

1.1         General                                                              1

1.2         Platform technology, BST-Gel(R)                                      2

1.3         Tissue Repair products                                               2
    1.3.1     Cartilage repair, BST-CarGel(R)                                    2
    1.3.2     Chronic wounds, BST-DermOn(TM)                                     3
    1.3.3     Heel pain, BST-InPod(TM)                                           3

1.4         Research Projects                                                    4
    1.4.1     Bone Injuries and Diseases                                         4
        1.4.1.1   OssiFil(R)and OssiFix(R)                                       4
        1.4.1.2   Antibiotic delivery in bone with BST-Gel(TM)                   4
    1.4.2     Intervertebral Disc Regeneration                                   4
    1.4.3     Therapeutic delivery                                               5
        1.4.3.1   Pacligel(TM)                                                   5
        1.4.3.2   Cerebragel(TM)                                                 5
        1.4.3.3   Cell Delivery                                                  5

1.5         Instrumentation                                                      5
    1.5.1     The Arthro-BST                                                     6
    1.5.2     The MACH-1 Mechanical Tester                                       7

1.6         Patents and Proprietary Rights                                       7

1.7         Pricing                                                              7

1.8         Employee Growth                                                      8

1.9         Material Agreements                                                  8

1.10        Brief History and Issuance of Exchangeable Class A Preferred Stock   8

1.11        Risk Factors                                                         9

1.12        Currency Exchange Rates                                             13

1.13        Forward Looking Statements                                          13

ITEM 2      PROPERTY                                                            14
------      --------

ITEM 3      LEGAL PROCEEDINGS                                                   14
------      -----------------

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14
------      ---------------------------------------------------

ITEM 5      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS                  14
------      -------------------------------------------------------

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                15
------      ---------------------------------------------------------

6.1         Summary of Critical Accounting Policies                                  15

    6.1.1     Government Assistance                                                  16
    6.1.2     Long-Lived Assets                                                      16
    6.1.3     Patents and Trademarks                                                 16
    6.1.4     Recent Accounting Pronouncements                                       16

6.2         Results of Operations                                                    16

ITEM 7      FINANCIAL STATEMENTS                                                     19
------      --------------------

ITEM 8      CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE
            --------------------------------------------------------------------     20

ITEM 9      DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                        20
            --------------------------------------------------------------------
9.1         Board of Directors                                                       20

9.2         Executive Officers                                                       21

ITEM 10     EXECUTIVE COMPENSATION                                                   23
-------     ----------------------

10.1        Compensation of Executives                                               23
10.2        Summary Compensation Table                                               23
10.3        Option Grants                                                            23
10.4        Aggregated Fiscal Year-End Option Exercises and Option Values            23
10.5        Compensation of Directors                                                23
10.6        Other Compensation Plans                                                 24
10.7        Employment Agreement                                                     24

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           24
-------     --------------------------------------------------------------

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      25
-------     ----------------------------------------------

12.1        Agreement with Polyvalor                                            25
12.2        Agreement with Chief Executive Officer & President              25

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K                                    26
-------     --------------------------------

ITEM 14     CONTROLS AND PROCEDURES                                             27
-------     -----------------------

ITEM 15     PRINCIPAL ACCOUNTANT FEES AND SERVICES                              28
-------     --------------------------------------

                                     PART I

ITEM 1      DESCRIPTION OF BUSINESS.

            The following Business section contains  forward-looking  statements that involve risks and uncertainties. Our actual results could differ materially from  those  anticipated  in these  forward-looking  statements  as a result  of certain factors. See "Risk Factors" relating to Forward-Looking  Statements. The fiscal  year end of Bio  Syntech,  Inc.  (together  with our  subsidiaries,  Bio
Syntech Canada Inc. and  Biosyntech  Europe  S.A.R.L,  also referred to as "we,"
"us" or the "Company") is March 31 and its  functional  currency is the Canadian dollar. See "Currency Exchange Rates" for information  regarding of the exchange rate for the Canadian  dollar per one United  States dollar as of March 31, 2002 and March 31, 2003. All amounts in this report are expressed in Canadian dollars unless otherwise indicated.

1.1         General
---         -------

            We are an advanced biomaterials company specialized in tissue repair and therapeutic delivery.  Our main focus is the repair of damaged tissue in the human body like bone or  cartilage,  and the delivery of  therapeutic  agents to their  site of  action.  We are also  engaged  in the  development  of  advanced injectable  biomaterials for the delivery of cells and genetic material. We have had limited  revenues to date and they have been  generated  almost  entirely by sales of instrumentation  products and our ultrapure chitosan,  called Ultrasan.
The continuation of our operations is dependent upon our receiving the financing necessary to complete research and development projects and market our products.
We are unsure whether we can complete the development of our products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or  noncompetitive.  Based on our  current  operating  plan,  assuming  we raise
$3,000,000 from a planned private placement and the additional  $10,000 from the loan from the  Business  Development  Bank of Canada held in escrow,  we believe that our  financial  resources  are  sufficient  to meet our planned  activities through  fiscal  year  2004.  We expect,  however,  that  additional  funds will continue to be required for an  indefinite  period as no estimate can be made as to when we will achieve profitability.

            Our research and  development  efforts are focused on maximizing the multiple benefits of our core  technologies.  Those  technologies are applied to diverse tissue repair specialties,  which include cosmetic surgery,  wound care, orthopedics  and  rheumatology.  Orthopedic and  rheumatology  problems  include
cartilage   injuries  and  diseases  as  well  as  heel  pain,   bone  injuries,
intervertebral  discs  degeneration.   Our  technologies  are  also  applied  to
therapeutic  delivery,  which  includes  gene and cell  delivery  as well as the controlled delivery of therapeutic agents.

            We also have an  instrumentation  division  that is  developing  the
Arthro-BST TM and selling the Mach-1TM Mechanical Tester ("Mach-1").  Arthro-BST
is a  device  used  for  visual  examination  of  the  articular  cartilage  and diagnosis.  The Mach-1 is a universal  mechanical  testing  system for specimens with dimensions  between hundreds of microns and a few  centimeters.  The Mach-1 was  originally  developed  and  used  by the  Company  to  evaluate  mechanical properties of cartilage and is now one of the products it sells.

            For the fiscal  years ended March 31,  2003 and March 31,  2002,  we spent $1,968,175 and 2,590,913, respectively, for research and development.

1.2         PLATFORM TECHNOLOGY, BST-GEL(R)
---         -------------------------------

            Our platform  technology,  BST-Gel(TM)  is a family of gels that are liquid at low  temperatures and solid at the temperature of the human body. This injectable  implant  is derived  from  natural  sources  and  contains  no toxic chemicals.  One of its  key  properties  is that  it  gels  on  site  after  its injection,  and  thus  requires  no  surgery  for its  implantation.  It is also biodegradable,  with  controllable  residence  times that allow its  therapeutic effect to range from a few days to several weeks.

            Our  research  and  development  efforts  aim  to  develop  advanced biomaterials  for the  fast-growing  demands of the medical  and  pharmaceutical industry.  We are focusing on our in-house  research and development  program to expedite  our product  development  effort,  and aim to enter into  licensing or distribution  agreements  with  partners to expedite the launch of our products.
BioSyntech   performed   extensive  research  and  developed  the  manufacturing
infrastructure  for its patented  platform  technologies.  Aside from bringing a thorough  understanding  of the  injectable  biomaterials,  this  investment now allows BioSyntech to exploit efficiently the platform potential.

            The gel can act as a mechanical  scaffold to promote  tissue repair, or as a reservoir used for the effective delivery of a therapeutic agent such as drugs, proteins, cells or DNA sequences.

1.3         TISSUE REPAIR PRODUCTS
---         ----------------------

          The overall  goal of tissue  engineering  is the repair of diseased or injured  tissue  or  organs  using  therapeutics  to  regenerate  or heal with a functional  normal  tissue.  This is in  contrast  to the  current  approach  of replacing an organ or tissue with an artificial  device.  Since our biomaterials are injectable and do not require surgical implantation, we believe our products could lead to a higher probability of success. BioSyntech Tissue Repair products are  regulated  as medical  devices  and thus  benefit  from a  relatively  fast regulatory  approval process. So far, we have fully developed three products for tissue repair.

1.3.1       Cartilage repair, BST-CarGel(R)
-----       -------------------------------

            Articular cartilage is the main tissue affected in arthritic disease and is very challenging to repair  surgically since it lacks both a blood supply and an appropriate population of repair cells.

            BST-CarGel(R) is a radically new therapeutic  approach for articular cartilage repair. arthroscopically deliverable, BST-CarGel(R) is a novel product that fills focal  cartilage  defects  and  supports a dynamic  cartilage  repair environment.  This  product is based upon our  thermo-sensitive,  physiological, biocompatible and biodegradable BST-Gel(TM) proprietary platform technology.

            BioSyntech reported promising  pre-clinical efficacy results in July of 2001 and consequently,  our aggressive  development  program has continued to apply  BST-CarGel(R) to various cartilage animal models including rabbit,  sheep and horse. The results have consistently confirmed that BST-CarGel(R)  treatment in cartilage  focal defects has the ability to  dramatically  improve  cartilage repair over controls in a safe manner.

STATUS:  BioSyntech  is  in  the  process  of  obtaining  the  CE  marking,  for commercialisation  on the European Market through directive 93/42 annex 2 (legal guidance  listing  the  essential  requirements  to  obtain CE  marking).  North
American  regulatory  procedures,  both in Canada and USA have been initiated in parallel.

MARKET:  The current  standard of care for the  treatment of cartilage  injuries involves  surgical  techniques and materials that have been shown to result only in the  formation  of a fibrous  cartilage-like  material  with poor  mechanical properties.  However,  there are still over 1 million arthroscopic surgeries for cartilage repair per year, worldwide.

Our competitors have developed an implant  containing living cells that requires
complex  open  knee  surgery  and  whose  efficacy  and  acceptance   have  been
questioned.  There are surgical  procedures  for repairing  localized  cartilage lesions which include drilling, microfractures, abrasion, and using tissue paste but do not require implantation. These methods rely on induced bleeding into the cartilage  defect  although  they are known to cause  incomplete  filling of the defect and poor tissue composition  resulting in poor mechanical  properties and tissue degradation.

We believe that  BST-CarGel(R)could  offer something novel and highly desirable:
reproducible cartilage repair.

1.3.2       CHRONIC WOUNDS, BST-DERMON(TM)
-----       ------------------------------

            BST-DermOn(TM) is a spreadable therapy designed for the treatment of chronic wounds. Developed from the BST-Gel(TM) platform technology, it functions by  stimulating  and  supporting  the  intrinsic  healing  process  of a slow or non-healing  wound and has the  potential to be adopted as a first-line  therapy for these wounds.

            BST-DermOn(TM) acts as a barrier and can seal the wound and maintain a moist  environment  while continuing to allow gas exchange.  Chitosan has well documented  wound  healing  properties  as  well  as  inherent  haemostatic  and bacterio-static capabilities.

STATUS:  BioSyntech  is  in  the  process  of  obtaining  the  CE  marking,  for commercialisation  on the European Market through directive 93/42 annex 2. North
American  regulatory  procedures,  both in Canada and USA have been initiated in parallel.

MARKET:  It is  estimated  that  approximately  3,700,000  patients  in the  USA currently  suffer from chronic  wounds.  About 1.7M of those wounds are pressure wounds, 1.0M diabetic ulcers, and 1.0M venous stasis ulcers. Chronic wounds have a negative impact on the quality of life of the patient; it reduces mobility and can lead to serious  complications,  such as amputations.  From 1997 to 1999, an average of 82,000  amputations  were  performed on diabetics as a result of what may have started as a simple foot ulcer (Aurora Capital,  Advanced Chronic Wound
Technology  (ACWT)  Industry  Report,  2002).  The  care of  chronic  wounds  is estimated  to cost over $1  billion  dollars a year in the USA  (Journal  of the
National Association Orthopaedic Technologists, 22-25, 2002).

For the treatment of  non-healing  wounds,  the treating  physician may consider surgical  closure  of the  wound or second  line  therapies,  such as  so-called
Advanced Chronic Wound Technologies involving growth factor gel or bioengineered tissue equivalents. Those therapies are generally expensive, leaving a wide door for sensibly priced, efficient therapies.

1.3.3       HEEL PAIN, BST-INPOD(TM)
-----       ------------------------

            Heel  pain is an  unpleasant  effect of  aging,  accident  and other pathologies.  The pain is usually  associated  with an atrophy of the  calcaneal fatty  pad.  These  natural  cushions  play a  critical  biomechanical  role  in absorbing  the  shocks of  walking  and  running  by  distributing  the load and absorbing  impact energy.  The fat pads normally thin out with age, and the risk of premature  atrophy  increases if the individual is overweight,  has diabetes, has often worn  inadequate  shoes,  or engaged in high impact  sports.  With the normal loss of fat pads, pressure area starts developing over the metatarsus and the heel areas as early as age 30.  Over the years,  this  gradually  aggravates into some form of walking  discomfort  and pain,  first  noticeable  only during locomotion,  then worsening into continuous pain, and possibly  progressing into disabling pathologies.

            Individuals  suffering  from this  condition  currently rely only on orthoses,  orthopaedic insole or heelpieces for their shoes.  BST-InPod(TM) is a new  injectable  product  that could  restore the  comfort of the natural  shock absorbers,  the plantar fat pads, by restoring  their  thickness and  cushioning properties.  All the chemical  components of the  BST-InPod(TM)  formulation are naturally  occurring  in the human body.  In  addition to being GRAS  (Generally
Regarded As Safe),  they have a long clinical  history of safety as  intravenous products  available on the North  American and  European  markets.  Pre-clinical studies required for European and North American  regulatory  agencies have been successfully completed by CROs operating under GLPs.

STATUS:  BioSyntech  is  in  the  process  of  obtaining  the  CE  marking,  for commercialisation  on the European Market through directive 93/42 annex 2. North
American  regulatory  procedures,  both in Canada and USA have been initiated in parallel.

MARKET:  The American  College of Foot and Ankle Surgeons reports that heel pain is a complaint  voiced by 14 percent of the adult  population  and suspects that millions more silently cope with it. In addition, this proportion increases with the ageing of the population. Currently, the heel cushioning market is saturated with  disposable  in-sole  cushions and orthotics.  BST-InPod is a simple way to replenish the natural heel cushioning  through an injection,  and represents the first  permanent  therapy for heel pad thinning.  The main  competitors  in this market are solely  manufacturers  of shoe  inserts and  orthotics.

1.4         RESEARCH PROJECTS
---         -----------------

            In  addition  to this  full line of  products,  other  products  are currently in development.  BioSyntech  pursues research and development on other tissue  repair  technologies  or in the field of  therapeutic  delivery,  either independently  or in  collaboration  with  partners.

1.4.1       BONE  INJURIES  AND DISEASES
-----       ----------------------------

1.4.1.1     OSSIFIL(R) AND OSSIFIX(R)

            BioSyntech is developing  new  proprietary  bone grafting  materials that  combine the  flowing/carrying  property of BST-Gel  material  and the bone formation property of calcium based minerals.  OssiFil(R) can be used to promote bone in  voided or  emptied  bone  tissues,  in  dental  applications  or in the surgical treatment of fractured hipbones.

            A new proprietary bone composite  cement is also under  development.
This OssiFix(R) bone materials  would be injectable,  self-hardening,  and would offer a stronger  structural  integrity  and  biomaterial  strength  to severely weakened  bones.  This  technology is targeted for the treatment of fractures in the osteoporotic vertebra.

1.4.1.2     ANTIBIOTIC DELIVERY IN BONE WITH BST-GEL(TM)

            BST-Gel(TM)is being tested for use as an injectable delivery vehicle for  antibiotics  for  use in  treating  chronic  osteomyelitis,  a  devastating complication,  which can occur following  orthopedic surgical  procedures.  This work is being carried out with U.S. academic collaborators.

1.4.2       Intervertebral Disc Regeneration
            --------------------------------

            About 55% of the population  will  eventually  suffer from back pain related  to  faulty  intervertebral  discs  (Western  Journal  of  Medecine,143:
259-265,  1985). These discs are used for human  multi-directional  articulation and as shock  absorbers.  A pressure  decrease in its central  nucleus  leads to instability,  painful irritation of the surrounding nerve roots and subjects the shell to additional stress that can lead to a herniated disc.

            Our estimates  show that  approximately  5.3% of the North  American population will go through some form of back surgery for  disc-related  problems between  the ages of 20-50.  Those  surgeries  include  laminectomy,  nerve root decompression, lumbar fusion, or the installation of an artificial disc.

            An  efficient  non-surgical  procedure  would cost a fraction of the surgery cost and would have a broader appeal to `back  sufferers':  to those who would normally go through surgery,  and to the many who endure the pain to avoid surgery. We developed BST-Disc to restore the pressure within the intervertebral disc. In a procedure that is similar to diagnostic discography,  a liquid gel is injected  into the disc via a syringe,  whereupon it restores the disc's  height and supports  physiological  load. We have shown in ex vivo animal  studies that
BST-Disc can be injected in intervertebral  discs to increase disc thickness and support the  mechanical  load.  We are  currently in the  pre-clinical  stage of development of BST-Disc. Further animal implantation studies are planned.

1.4.3       Therapeutic delivery
-----       --------------------

            With the unparalleled growth of the biotechnology industry, there is a  growing  need  for  the  development  of  biomaterials  for the  delivery  of therapeutic  agents. We work independently and in collaboration with partners to
develop  and  expand  our   therapeutic   delivery   program.   Our  therapeutic
technologies aim at effectively  delivering  biotherapeutic agents like proteins and peptides.  Therapeutic delivery technologies can also be utilized to address certain needs of both traditional  pharmaceutical compounds and the new class of large molecules  developed by the  biotechnology  industry.  For example,  small synthetic compounds could benefit from the local high dose delivery of a drug to enhance the therapeutic  effect on a target organ while  minimizing side effects to the body. With the advancement of  biotechnology,  new  opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of  biopharmaceutical  products based on proteins,  peptides and nucleic acids.  Drugs developed by  biotechnology  companies often cannot be delivered  orally.  This  inability to deliver  drugs orally  results from their instability in harsh conditions in the digestive tract, their limited ability to be absorbed in an active form in the intestines and their short half-life in the bloodstream.  Consequently,  many of these  drugs  can only be  administered  by frequent injections.  This may limit their clinical applications.  Consequently, new approaches to deliver these  therapeutics  to their needed site of action in the body are being  developed.  This line of product is now undergoing  research and development.

ANTI-CANCER  TREATMENTS:  The  potential of current  systemic  chemotherapy  for cancer is  limited  by normal  tissue  toxicity.  Several  approaches  have been
developed  to  overcome  this   problem,   ranging  from  the  use  of  liposome
encapsulated drugs, prodrugs that can be activated selectively in specific tumor tissue,  etc.  Most of these  approaches  have  revealed  several  disadvantages including high costs, and have had very limited success clinically.

1.4.3.1     PACLIGEL(TM)
            Paclitaxel  is a  hydrophobic  drug and is the active  ingredient in
Taxol, a cancer drug with worldwide  sales in excess of $2.4 billion US in 2000.
A unique  sustained-release  formulation  of  paclitaxel  based on  Biosyntech's platform  BST-Gel(TM)  technology  has been  developed.  Sustained  delivery  of paclitaxel has various  advantages  including  minimal systemic  exposure of the chemotherapeutic  agent.  This could  potentially  reduce or eliminate  commonly
observed   side   effects  of  Taxol  such  as   vomiting,   cardiotoxicity   or
neurotoxicity-  side  effects  which often  interrupt  treatment  schedules.  We believe  that our  Pacligel  product is safe and has  potential to become a lead paclitaxel-based chemotherapeutic agent for the treatment of various cancers.

            A  proof-of-concept  study was performed using a human breast tumour model implanted in immuno-compromised (SCID) mice. Pacligel doses were implanted into the mouse  mammary fat pad and tumor volumes were measured as a function of time over a period.  Pacligel(TM)  formulations sustained over 50-60% inhibition of tumour  growth with just a single dose,  over at least 80 days.  In addition, the  Pacligel(TM)  in the  mammary  fat pad showed an  inhibitory  effect on the growth of mammary tumours implanted at a distal subcutaneous site.

1.4.3.2     CEREBRAGEL(TM)
            Another  formulation,  Cerebragel(TM)  based on BST-Gel(TM) has been developed.  In vivo animal  studies are currently  underway for the treatment of glioblastomas  at a  local  university  hospital.  Our  preliminary  tests  show positive  results that will be confirmed at a larger scale before going to pilot clinical trials.

1.4.3.3     CELL DELIVERY
            Formulations of BST-Gel(TM)  have been adapted to allow the delivery of living cell and allow their long-term survival. Proof-of-concept studies have been  performed  with various cell types,  including  stem cells,  chondrocytes, keratynocytes, fibroblasts and intervertebral disc cells. Such development could
be  used  in  the  implantation  or  storage  of  cell-based   tissue-engineered
constructs.

1.5         INSTRUMENTATION
---         ---------------

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

1.5.1       The Arthro-BST
-----       --------------

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

MARKET:  Arthritis  affects more than 42 million  Americans,  resulting in total costs  estimated of US$65 billion  annually.  Therefore,  there is an urgent and growing need for an objective  clinical  instrument to diagnose arthritis in the early stages of the disease and to evaluate cartilage repair techniques.

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

COMPETITION:  Two  arthroscopic  probes for cartilage  diagnosis  have just been accepted on the United States market.  The  Artscan(TM)  and the Actaeon(TM) are two  purely  mechanical  arthroscopic  probes  based  on an  entirely  different technology than the Arthro-BST.  These probes measure cartilage stiffness during compression.  The  major  problem  related  to this  technology  is the  lack of knowledge  of the  displacement  and  orientation  of the  force  sensor  during compression of the cartilage. Significantly inaccurate readings are given if the instrument  is not  positioned  perpendicular  to the  cartilage  surface by the orthopedist.

REGULATORY  APPROVAL:  The Arthro-BST is expected to be classified as a class II medical  device by the FDA based on the intended  use as well as the  indication for use of the device.  The  Arthro-BST  is also  expected to be identified as a medical device with non significant risk,  because it is an arthroscopic  device characterized  by a minimal  contact  time with the  human  body and a  sterile, biocompatible  and  disposable  tip that will be used only one time per patient.
Additionally,   the  Arthro-BST  is  expected  to  be  considered  substantially equivalent to legally  marketed devices in the United States.  Consequently,  we expect to file a pre-market  notification  or  application  with FDA in order to obtain approval.

The  Arthro-BST  is expected to be  classified  as a class II medical  device in
Europe. Consequently,  no clinical trials are required for approval. In fact, CE marking is awarded by a European  notified body based on the  technical  file of the product as well as other requirements, including: a certified quality system for manufacturing, biocompatibility, sterility and electrical safety.

1.5.2       The MACH-1 Mechanical Tester
-----       ----------------------------

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

PRICING: While we offer complete systems starting at $20,000, we also offer more enhanced  versions  for  up  to  $100,000.  These  high-end  systems  can  offer sub-micron  resolution,  multi-axis  simultaneous  motion, and other specialized features.  With our different  versions,  we cover a broad range of applications and we also offer custom system configurations for specific needs.

1.6         Patents and Proprietary Rights
---         ------------------------------

            Our success  will be  dependent,  in part,  on our ability to obtain patent  protection for our product  candidates  and those of our  collaborators, maintaining trade secret  protection and operating  without  infringing upon the proprietary rights of others.

            We  have  a  proprietary  portfolio  of  patent  rights  and  patent applications.  We have been  issued  seven  patents  and have filed  fifty-seven
United  States,  international  or foreign patent  applications  directed to the composition of matter as well as processes of preparation and methods of use.

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

            We  also  have  five   registered   trademarks  and  nine  trademark
applications on proprietary technology and products important to the Company.

1.7         Pricing
---         -------

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

            The U.S.  federal  government  and various  state  governments  have considered proposals to regulate the prices of prescription drugs, as is done in certain  foreign  countries.  We expect that there will be more  proposals  like these. If any of these  proposals are enacted,  we may receive a lower price for our  products,  if and when they reach the market,  than we currently  estimate.
Lack of adequate  reimbursement  or the enactment of price controls would have a material adverse effect on our business and financial condition.

1.8         Employee Growth
---         ---------------

            As of March 31, 2003, we had 27  employees,  of whom 17 were engaged in research and development and 10 were engaged in corporate and  administrative activities.  Except for one employee in our research and development team who is involved in the manufacture of the Mach-1,  we have no other employees  involved in the manufacture of our products. We anticipate our total employee count to be approximately 24 employees by the end of fiscal year 2004. Furthermore,  we have transferred a larger part of our research and development at Ecole  Polytechique de Montreal where some 15 people are working almost exclusively on our projects.
These persons are  remunerated  through Ecole  Polytechnique,  among those,  our
Vice-President Research and Development, who was awarded a Canada Research Chair in Cartilage Tissue Engineering.

            Our success  depends on the  services of key  employees in executive and research and development positions,  notably our Chief Executive Officer and
President, Dr. Amine Selmani. The loss of the services of one or more of our key employees could have a material adverse effect on our operations.

1.9         Material Agreements
---         -------------------

            In October 1997, we entered into a technology  assignment  agreement with  Polyvalor  Limited  Partnership.  Polyvalor is an entity  created by Ecole
Polytechnique de Montreal for the purpose of  commercializing  the technology in which Ecole Polytechnique has an interest.  Through this agreement,  we acquired all rights related to certain  patents and know-how.  We agreed to pay Polyvalor royalties  of 5%  on  our  gross  sales  up to a  maximum  aggregate  amount  of
$3,000,000.  Our  subsidiary,  Bio  Syntech  Canada,  Inc.  issued to  Polyvalor
1,072,000  shares of its class A stock,  which  Polyvalor  exchanged in February
2002 for 1,072,000 shares of Common Stock.  Polyvalor has the right to designate one  member of our Board of  Directors.

1.10        BRIEF HISTORY AND ISSUANCE OF EXCHANGEABLE CLASS A PREFERRED STOCK
----        ------------------------------------------------------------------

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

            Under  the  terms  of  the  Exchange  and  Voting  Agreement,   each
beneficial holder of class A stock has voting rights in that number of shares of our Common  Stock  equal in number to the number of shares of class A stock held by such holder.  Consequently,  upon completion of the  transaction,  the former stockholders  of Bio  Syntech  Ltd.  held,  through  Pierre  Barnard as trustee, securities with voting rights equal to  approximately  55.7% of the total voting power  of the  outstanding  shares  of our  Common  Stock.  As of July 3,  2003, primarily  because of  subsequent  sales of our  shares,  the shares held by the trustee  accounted  for  approximately  26% of the  total  voting  power  of the outstanding  shares of our Common Stock.  At such time as the holders of class A stock may exchange  such shares for shares of our Common  Stock,  they will have the right to direct the disposition of such shares of our Common Stock.

            A total  of  7,515,370  shares  of  class A  stock  has so far  been exchanged for Common Stock held by the Trustee and the Trustee  currently  holds
7,661,666 shares of our Common Stock on behalf of holders of class A stock.

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

1.11        RISK FACTORS
----        ------------

            WE OPERATE IN A RAPIDLY CHANGING  ENVIRONMENT THAT INVOLVES A NUMBER
OF  RISKS,  SOME OF WHICH ARE  BEYOND  OUR  CONTROL.  THE  FOLLOWING  DISCUSSION
HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

            ADDITIONAL FINANCING WILL BE REQUIRED BEFORE WE ARE PROFITABLE.

            On June 26, 2002, our  wholly-owned  subsidiary  entered into a loan agreement with Business  Development  Bank of Canada providing for borrowings of up to $2,500,000,  of which $2,490,000 has been advanced to such subsidiary.  On
July 8, 2003, we obtained a $750,000 loan from our Chief  Executive  Officer and
President.  In exchange for the loan, we issued him a  convertible  debenture in the  principal  amount of  $750,000  which  matures  on July 8, 2004 and bears s interest at an annual rate of 7%, payable on monthly basis.

            We are also currently  discussing  additional  sources of financing, such  as  raising  an  aggregate  of  $3,000,000  through  a  private  placement consisting of our common stock and warrants to purchase our common stock.  Based on our current  operating  plan,  assuming  receipt of the private  placement of
$3,000,000 and the additional $10,000 of the loan from the Business  Development
Bank of Canada  held in escrow,  we believe  that our  financial  resources  are sufficient  to meet our planned  activities  through  fiscal year 2004 but it is expected  that  additional  funds will continue to be required for an indefinite period  as no  estimate  can be made as to when we will  achieve  profitability.
There can be no assurance that the private placement will be consummated.  If we do not receive additional financing from the private placement or otherwise,  we will reassess our operating plan to reduce  expenses on an ongoing basis.  For a more detailed discussion on our recent financing transactions,  please see "Part
I, Item 2. Management's  Discussion and Analysis - Liquidity,  Capital Resources
and Going  Concern  Uncertainty"  section.  Moreover,  the  consummation  of the
private   placement   will  result  in  additional   dilution  to  our  existing
shareholders.

            In addition, we need to raise substantial amounts of money if we are ever to become  profitable.  If sufficient  financing is unavailable on a timely basis,  we will have to  curtail  development  programs  or  transfer  rights in products that could later prove to be of great value.  The financing we require, and when we will spend it, will depend, in part, on:

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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
WILL INCUR MORE LOSSES FOR THE  FORESEEABLE  FUTURE;  THEREFORE,  WE HAVE DOUBTS
ABOUT  OUR  ABILITY  TO  CONTINUE  AS A  GOING  CONCERN.  WE  MAY  NEVER  BECOME
PROFITABLE.

            As of March 31, 2003 our accumulated deficit was $20,858,098. We had net operating  losses of $3,652,709  and  $4,535,131  for the fiscal years ended
March 31, 2003 and March 31, 2002,  respectively.  These losses represent mainly research  and  development  costs and general and  administrative  expenses.  We expect to have  substantial  additional  expenses over the next several years as our research and  development  activities and the process of seeking  regulatory approval of our products, including clinical trials, accelerate. The independent accountant's report on our financial  statements for the fiscal year ended March
31, 2003 states that our recurring  operating losses and generated negative cash flows from operations raise substantial doubt about our ability to continue as a going  concern.  We expect that our expenses will result in  additional  losses, because we do not expect to have significant revenues, from the sale of products for the next several years.

            Our future profitability depends, in part, on:

            o    Obtaining regulatory approval for our products;
            o    Entering into agreements to develop and commercialize products;
            o    Developing  the capacity to  manufacture  and market  products or entering into agreements  with others to do so;
            o    Market  acceptance of  our   products;
            o    Obtaining additional funding from our collaborative partners;
                 and
            o    Achieving certain product development milestones.

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

            THERE ARE FACTORS  BEYOND OUR CONTROL  THAT MAY PREVENT OUR DELIVERY
TECHNOLOGIES  FROM  PRODUCING  SAFE,  USEFUL OR  COMMERCIALLY  VIABLE  PRODUCTS.
ACCORDINGLY, WE MAY NEVER BECOME PROFITABLE.

            To be  profitable,  we must  develop,  manufacture  and  market  our products,  either alone or by collaborating with others. This process could take several years and we may never be successful in bringing our product  candidates to the market.  Additionally,  our successes in pre-clinical  and early clinical trials do not  ensure  that  large-scale  clinical  trials  will be  successful.
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

1.12        CURRENCY EXCHANGE RATES
----        -----------------------

            All dollar  amounts  stated in this  annual  report are in  Canadian dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated,  the rates at the specific date for the Canadian dollar per one U.S. dollar,  each expressed in Canadian dollars and based on the noon buying  rate in New York City for cable  transfers  in Canadian  dollars as certified for customs purposes by the Bank of Canada:

Rate at filing date (July 14,2003)                   1.3739

                                                      2003                         2002
                                                      ----                         ----
Rate at end of period (March 31)                     1.4678                       1.5942

Period                                         High for the period          Low for the period
------                                         -------------------          ------------------

June 2003                                            1.3591                       1.3474
May 2003                                             1.3908                       1.3789
April 2003                                           1.4639                       1.4543
March 2003                                           1.4801                       1.4714
February 2003                                        1.5161                       1.5092
January 2003                                         1.5442                       1.5371
December 2002                                        1.5620                       1.5559

Period                                       Average for the period
------                                       ----------------------

Fiscal year ended March 31, 2003                     1.5479
Fiscal year ended March 31, 2002                     1.5655

1.13        FORWARD LOOKING STATEMENTS
----        --------------------------

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
            o    Our ability to raise additional financing.

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

ITEM 2      PROPERTY

            Our   administrative   and  commercial   offices  and  research  and
development  facility  is located  at 475  Armand-Frappier  Boulevard,  a 20,000 square-foot  building  in Laval  (Quebec),  in the  Greater  Montreal  Area.  We
purchased the building in July 2000 and we believe it is in very good  condition and compliant with Good  Laboratory  Practices.  We are the only occupant of the building.

            On June 26, 2002,  the Company  entered into a loan  agreement  (the
"BDC Loan") for the amount of $2,500,000 with the Business  Development  Bank of
Canada  ("BDC").  To secure the BDC Loan,  the Bio Syntech  Canada granted BDC a security  interest  on,  among  other  things  and  subject  to the terms of the
Hypothec  Agreement  dated as of June 26,  2002 by and  between  the BDC and Bio
Syntech  Canada,  the land and building where its principal place of business is currently located.

ITEM 3      LEGAL PROCEEDINGS

            There is no action or  investigation  pending or, to our  knowledge, threatened against us.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

                                     PART II

ITEM 5      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

               Fiscal Year       Quarter             High (US $)     Low (US $)
               -----------       -------             -----------     ----------
               2002              1st quarter         $0.8500         $0.5900
                                 2nd quarter         $0.9500         $0.5500
                                 3rd quarter         $0.7300         $0.3100
                                 4th quarter         $0.6400         $0.3100
               2003              1st quarter         $0.4700         $0.2100
                                 2nd quarter         $0.5500         $0.2500
                                 3rd quarter         $0.3700         $0.2500
                                 4th quarter         $0.4800         $0.2500

            According to  information  furnished to us by the transfer agent for our shares of Common Stock, as of July 3, 2003, there were 111 holders of record of the shares of Common Stock, including depositories. Based upon information we have received from some of these record  owners,  we believe there are more than
2,300 beneficial holders of our shares of Common Stock.

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

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION (AS OF MARCH 31, 2003)

      ----------------------------------------------------------------------------------------------------------------------
      Plan Category                Number of securities          Weighted-average         Number of securities remaining
                                   to be issued  upon            exercise price of        available for  future  issuance
                                   exercise  of outstanding      outstanding  options,    under equity compensation
                                   options, warrants and         warrants and  rights     plans (excluding  securities
                                   rights (a)                    (b)                      reflected  in column (a))(c)
      ----------------------------------------------------------------------------------------------------------------------
      Equity  compensation                3,630,000                     $1.24                               1,455,500
      plans  approved by
      security holders
      ----------------------------------------------------------------------------------------------------------------------
      Equity compensation                    _                              _                                     _
      plans not approved by
      security holders
      ----------------------------------------------------------------------------------------------------------------------
      Total                               3,630,000                     $1.24                               1,455,500
      ----------------------------------------------------------------------------------------------------------------------

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

6.1         SUMMARY OF CRITICAL ACCOUNTING POLICIES
---         ---------------------------------------

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

6.1.1       GOVERNMENT ASSISTANCE
-----       ---------------------

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
authorities as filed, accounting for research and development tax credit require estimates made by management.

6.1.2       LONG-LIVED ASSETS
-----       -----------------

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
as the  excess  of the  carrying  value  over the  calculated  potential  future discounted cash flows.

6.1.3       PATENTS AND TRADEMARKS
-----       ----------------------

            The  costs  associated  with the  acquisition  and  application  for patents and  trademarks  have been  capitalized  and are being  amortized on the straight-line  basis over 20 years for patents and 10 years for trademarks.  The
Company  regularly  reviews the carrying  value of patents and  impairments  are recognized when the expected future operating cash flows derived from the patent is less than their carrying value.

6.1.4       RECENT ACCOUNTING PRONOUNCEMENTS
-----       --------------------------------

            In May 2003,  the FASB issued SFAS No.150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). The provision of the Statement will change the  classification  of certain freestanding  financial instruments classified as equity under the old standard.
This Statement is effective for financial  instrument  arrangements entered into or modified after May 31, 2003, and otherwise  effective at the beginning of the first interim period  beginning after June 15, 2003. The Company does not expect that this Statement will have a significant impact on its financial position.

6.2         RESULTS OF OPERATIONS
---         ---------------------

            To date, we have incurred substantial losses from operations, and as of March 31, 2003, had an accumulated deficit of $20,858,098. We expect to incur substantial  operating expenses in the future to support our product development efforts and expand our technical  and  management  personnel  and  organization, subject to obtaining financing.

            The following  table sets forth  certain  items in our  consolidated statements of operations for the fiscal years ended March 31, 2003 and 2002. The amounts are in thousands of CDN $.

                                                                   Fiscal Years Ended March 31,
                                                                      2003           2002
      Revenues:
      Sales and services                                           $  103.8       $  207.0
      Research and development contracts                               70.4           70.8
                                                                  ---------      ---------
      Total Revenues                                                  174.2          277.8

      Expenses:
      Cost of Sales                                                $   31.9       $   98.9
      Research and Development                                      1,968.2        2,590.9
      Investment Tax Credit                                          (190.5)        (249.5)
      General and Administrative (Net of Grants)                    1,442.7        2,286.7
      Depreciation of Property, Plant and Equipment                   188.2          182.4
      Amortization of Patents and Trademarks                           13.9            0.1
      Amortization of Debt Issue Costs                                108.6             --
      Interest Income                                                 (32.3)        (124.5)
      Interest Expense                                                198.8           31.0
      (Gain)/Loss from Foreign Exchange                                97.4           (3.0)
                                                                 ----------      ---------
      Total Expenses                                                3,826.9        4,813.0

      Net Loss                                                     $3,652.7       $4,535.2
                                                                 ==========      =========

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2003 AND 2002

Revenues

            During the year ended March 31,  2003,  we had  revenues of $174,240 and a net loss of $3,652,709  compared to revenues of $277,833 and a net loss of
$4,535,131 for the year ended March 31, 2002. The decrease in sales is primarily due to the decrease in sales of instrumentation devices.

            Loss per share was $0.12 for the year ended March 31, 2003, compared to $0.16 per share for the year ended March 31, 2002.

Research and development expenses

            Research and development expenses were $1,968,175 for the year ended
March 31, 2003  compared to  $2,590,913  for the year ended March 31, 2002.  The decrease of $622,738 in research and development expenses is attributable to the reduction  of  personnel in research and  affiliated  expenses  ($205,356),  the decreases in expenses  related to (i)  compensation  expenses related to options granted to consultants ($143,510), (ii) research and development activities with our  corporate  collaborators  ($126,125),  (iii)  acquisition  of research  and development  equipment  ($108,099) and (iv) our own in-house programs ($44,844), offset by the slight  increases  in  expenses  related to (i)  royalty  fees for technological  rights  ($3,234)  and  (iv)  pre-clinical  toxicological  studies
($1,962). We anticipate that we will continue to devote significant resources to research and development.

Investment Tax Credits

            We claim  investment  tax  credits  on all  allowable  research  and development expenses. The amount we accrued for the year ended March 31, 2003 is
$190,507 compared to $249,453 for the year ended March 31, 2002,  representing a decrease of $58,946.  The decrease is directly  attributable to a lower level of allowable research and development expenses.

General and Administrative Expenses and Grants

            General and administrative  expenses (net of grants) were $1,442,723 for the year ended March 31,  2003  compared  to  $2,286,745  for the year ended
March 31, 2002, representing a decrease of $844,022. The decrease is principally attributable  to a  decrease  in  expenses  related  to  (i)  professional  fees
($461,706), (ii) compensation expenses related to options granted to consultants
($361,387),  (iii) the  reduction of  administrative  personnel  and  affiliated expenses  ($156,871),  (iv)  maintenance  of our  principal  place  of  business
($16,894),  (v) tax on capital  ($5,810),  savings resulting from our efforts to reduce  operating  costs.  The  decrease  was offset by an  increase in expenses related to investor relations  ($74,982) and a decrease in labor grants received of $84,488.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $188,189 for the year ended March 31, 2003 compared to $182,386 for the year ended March 31, 2002, representing an increase of $5,803. The increase was principally  attributable to the depreciation of our new acquisitions for the fiscal year 2003.

Amortization of Patents and Trademarks

            Amortization  expense  was $13,935 for the year ended March 31, 2003 compared to $50 for the year ended March 31, 2002,  representing  an increase of
$13,885. The increase was attributable to the amortization of our capitalization of the costs  associated  with the  acquisition  and application for patents and trademarks during the fiscal year 2003.

Amortization of Debt Issue Costs

            Amortization  expense was $108,647 for the year ended March 31, 2003 compared  to no  amortization  expense  for  the  year  ended  March  31,  2002, representing  an increase of  $108,647.  The increase  was  attributable  to the amortization  of our  new  debt  issue  costs  related  to  the  loan  from  BDC consummated on June 26, 2002.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents.  Interest  income for the year  ended  March 31,  2003 was  $32,336 compared to $124,535 for the year ended March 31, 2002,  representing a decrease of $92,199.  The decrease is primarily  due to a lower level of cash on hand and on our short-term investments compared to the same period for the previous year.

            Interest  expense  was  $198,789  for the year ended  March 31, 2003 compared to $30,962 for the year ended March 31, 2002,  representing an increase of $167,827.  The increase is primarily  attributable  to the interest  expenses related to the loan from the BDC consummated on June 26,2002.

Loss (Gain) on Foreign Exchange

            Loss on foreign  exchange  was  $97,408 for the year ended March 31,
2003  compared  to a  (gain)  of  $2,997  for the year  ended  March  31,  2002, representing a decrease of $100,405. The decrease is a result of a lesser amount of cash on hand and short-term investments  denominated in USD during the fiscal year ended 2003 offset by a higher  variation  in the average CDN to USD foreign exchange  rate during each fiscal year (from 1.5655 during the fiscal year ended
2002 to 1.5479 during fiscal year ended 2003).

Liquidity, Capital Resources and Going Concern Uncertainty

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult  to predict.  As of March 31,  2003,  our cash  position  was $800,038
(including cash and cash equivalents).

            On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  our  wholly-owned subsidiary,  concluded a loan agreement with Business Development Bank of Canada
("BDC") for a total of  $2,500,000  of which  $2,490,000  has been  received and
$10,000  is held in  escrow  until  certain  registration  requirements  for the security  interest  have been  finalized.  The debt is secured  by a  $2,500,000 hypothec covering moveable and immovable  property  excluding  patents,  a first ranking  hypothec  on land and  building  and a moveable  hypothec  on  accounts receivable.  The terms of repayment of the loan are: the  principal  amount plus all accrued interest at a corporate rate of 10% compounded  monthly shall be due on February 15, 2006,  and in case of default,  the interest  rate shall be 25%.
Partial or full payment, without penalty, is allowed before the maturity date of the BDC  Loan.  This  agreement  contains  affirmative  and  negative  covenants customary  of such loans  including,  but not  limited  to,  those  relating  to limitations  on  capital  expenditures.  As part  of the  agreement,  we  issued warrants to purchase  1,000,000 shares of our common stock, $.001 per value (the
"Common  Stock"),  at US$0.33 per share to BDC.  These  warrants  are  currently exercisable  at any time over a  five-year  term from the date of  issuance.  If market value exceeds the exercise  price,  BDC shall have the option to exercise the warrants on a net issue basis by obtaining a number of shares  equivalent to the difference between the market value and the exercise price.

            On July 8,  2003,  we  obtained  a  $750,000  loan  from  our  Chief
Executive  Officer and  President.  In exchange  for the loan,  we issued him an unsecured  convertible  debenture  in the  principal  amount of  $750,000  which matures on July 8, 2004 and bears  interest at an annual rate of 7%,  payable on monthly basis.  The debenture is convertible  into shares of our common stock on the maturity  date or any business day  thereafter  until the debenture has been repaid in full.  The  number of shares  to be issued  upon  conversion  shall be determined by using a conversion rate equal to USD$0.35 per share,  based on the exchange  rate for US dollars  published  by the Bank of Canada for the business day prior to the conversion  date.  The number of shares  issuable on conversion and the conversion price are subject to certain adjustments.

            We are seeking to raise up to $3,000,000 through a private placement consisting  of our common stock and warrants to purchase  our common  stock.  To date,  the  private  placement  has not been  consummated  and  there  can be no assurance  that we will be able to raise  any  money in the  private  placement.
Management  also plans to continue  to pursue  various  financing  alternatives, including on-going negotiations for co-development  agreements and a bank credit facility to raise the required  financing.  The success of these negotiations is dependant on a number of items,  which we cannot  control,  and we are unable to predict whether we will be able to successfully complete additional transactions with  any  financial  institution  or  investors  to  raise  part  of any of our additional financing requirements.

            We also plan to continue  with our program of limiting our operating costs and capital expenditures. Based on our current operating plan, assuming we receive the $3,000,000  from the private  placement and the  additional  $10,000 held in escrow,  our management  estimates that our cash and cash equivalents on hand are  sufficient  to fund  our  projected  operating  expenses  and  capital expenditures through the end of the fiscal year 2004. There can be no assurance, however,  that the  above-mentioned  private placement will be received from the investors.  If we do not receive additional financing from the private placement or  otherwise,  we will  reassess our  operating  plan to reduce  expenses on an ongoing basis.

             On December 4, 2002,  the  Company  increased  the number of shares reserved  for  issuance  under  BioSyntech,  Inc.'s  Stock  Option  Plan  to  an authorized  maximum  number  of  5,000,000  shares  of  common  stock.  For more information  regarding options granted as of March 31, 2003, refer to Note 11 of the Notes to Consolidated Financial Statements.

ITEM 7       FINANCIAL STATEMENTS

See Index to Financial Statement on Page F-1.

ITEM 8      CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE

            The information  required in this Item 8 was previously  reported in the  Company's  Current  Report on Form 8-K dated October 7, 2002 and filed with the Securities and Exchange Commission on October 15, 2002.

                                    PART III

ITEM 9      DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

9.1         Board of Directors
---         ------------------

            The present Class I directors of the Company will serve until annual meeting of  stockholders  in 2004 and until  their  successors  are  elected and qualified. The present Class II directors will serve until the annual meeting of stockholders in 2005 and until their  successors are elected and qualified.  The present Class III directors will serve until the annual meeting of  stockholders in 2003 and until their  successors are elected and  qualified.  As of March 31,
2003, the Company had five directors and one vacancy.  On June 19, 2003, Monique
Lefebvre, a former Class II director, resigned as a director of the Company. The
Board of Directors has not appointed a replacement.  The current  members of the
Board of Directors of the Company are as follows:

            AMINE SELMANI PHD, 46 - Class III Director - Dr.  Selmani has served as a director of the Company since February 2000. Dr. Selmani has also served as our President and Secretary  since  February 2000, as Chairman of the Board from
February 2000 to August 2002, as our Chief Executive  Officer from February 2000 to  September  2000 and  starting  January  2001,  and  Chairman  of the  Board,
President,  Chief  Executive  Officer and  Secretary of Bio Syntech  Canada Inc.
("Bio Syntech  Canada") and its predecessor  corporation  since its inception in
November  1997.  Prior to founding the  predecessor  corporation  of Bio Syntech
Canada in May 1995,  Dr.  Selmani had eight years of teaching  experience at the
Chemical Engineering  Department and Biomedical Institute of Ecole Polytechnique
as an Associate  Professor from 1992 to 1997 and as an Assistant  Professor from
1989 to 1992. Dr. Selmani received his Bachelor of Science and Master of Science
Degrees  in  Physical  Chemistry  in  1979  and  1981,  respectively,  from  the
University of Bordeaux,  France. He also obtained his Doctoral and Post Doctoral
Degrees  in  Materials  Science  from the  University  of  Montreal  in 1985 and
Dalhousy University in 1988, respectively. Dr. Selmani was also involved in many university-industry technology transfer projects.

            SERGE  SAVARD,  55 - Class I Director - Mr. Savard has served as our
Chairman of the Board since  August  2002 and as a director of  BioSyntech  from
July 2001 to  August  2002.  Since  1993,  Mr.  Savard  has been a partner  with
Thibault,  Messier,  Savard,  a real estate  investment firm. Prior to 1993, Mr.
Savard served in various  capacities  with the Montreal  Canadiens  Hockey Club, including as Vice President and General  Manager.  Mr. Savard is deeply involved
in  several   aspects  of  amateur   sports  and  is  associated   with  several
philanthropic organizations.

            GILLES  CLOUTIER,  PhD,  58 - Dr.  Cloutier  has  over 30  years  of experience in the  pharmaceutical  industry,  including five years with Contract
Research  Organizations  providing  strategic  support to the  biotechnology and pharmaceutical  industry.  His experience includes US, Canada, and European drug development  in all phases from IND to NDA filings,  both in strategic  planning and the  execution  of the  work  needed  for  successful  approval  of  several investigational  agents.  Dr.  Cloutier  is the  Chairman of the Board of URRMA.
Furthermore,  he has accepted to serve as Director of Theratechnologies and also as President  and Chief  Executive  Officer of Fortamed.  Since April 2001,  Dr.
Cloutier  has been the  Chairman of the Board of  Directors  and Chief  Business
Officer of MoliChem Medicines,  a biotechnology  company. From 2000 to 2002, Dr.
Cloutier was  President  and Chief  Executive  Officer of Northern  Therapeutics
Inc., a biotechnology  company.  Dr. Cloutier was Founder of United Therapeutics
Corporation,  a biotechnology company, and from April 1997 to 2002, he served as its Executive Vice President and Director.  Dr.  Cloutier is also the founder of
Cato Pharma Canada Inc., a pharmaceutical research and development organization.
Dr. Cloutier has also been working with major  pharmaceutical  companies such as
Quintiles Inc.,  Burroughs Wellcome,  Abbott Laboratories and Sandoz Canada. Dr.
Cloutier has a PhD in  pharmacology,  a M.Sc in biochemical  pharmacology  and a
B.Sc. in Pharmacy.  Since 1976,  Dr.  Cloutier has held various  university  and board  appointments in the  pharmaceutical  field. Dr. Cloutier is the author of over 30 medical publications.

            CLAUDE LEDUC, 46 - Class I Director - Since December 2000, Mr. Leduc
has been employed by Genzyme Biosurgery, a company offering biosurgery services, as  Director  for  International  Markets.  Mr.  LeDuc  has full  marketing  and management  responsibility  for  supporting  and  managing  the  BioOrthopaedics distribution  partners  in all global  assigned  regions,  as well as  providing franchise  support to the  worldwide  country  managers.  Mr.  LeDuc  joined the
Genzyme  International Group in Cambridge,  Ma., following his highly successful position as National Director for Canada,  and his nine year career at Biomatrix
Inc., a Biomaterial Medical applications company,  where he was responsible with various  marketing,  sales and business  development roles in Canada and Europe.
Mr.  LeDuc  started  his  health  industry  career  17  years  ago  with  Syntex
Laboratories,   a  multinational  pharmaceutical  company,  winning  a  National
Performance Award in sales within his first two years. Mr. LeDuc then progressed to the  Biotechnology  sector in 1991 with  Serono  Laboratories  as a  regional marketing and sales manager and then to Biomatrix, Inc.

            Polyvalor  has the  right to  appoint  one  nominee  to the Board of
Directors  of the  Company  (the  "Board of  Directors")  under  the  Assignment
Agreement (as  hereinafter  defined).  There are no family  relationships  among directors and executive officers.

9.2         Executive Officers
---         ------------------

            The other executive officers of the Company are as follows:

            MICHAEL  BUSCHMANN  PHD,  41 -  Dr.  Buschmann  has  been  the  Vice
President of Research and  Development  Division of the Company  since May 2002.
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

            ERIC  DESROSIERS  PHD,  MBA, 35 - Dr.  DesRosiers  has been the Vice
President of the Tissue Repair and  Manufacturing  Division of the Company since
May 2002.  He has served as the  Director  of Soft  Tissue  Regeneration  of the

Company from May 2000 to May 2002. From October 1994 to May 2000, Dr. DesRosiers
worked for Apotex Research Inc., a Canadian pharmaceutical company, where he led
a  research  and  development   team  throughout  the  development  of  a  novel
tissue-engineered  skin  product.  In 1988 and  1989,  Dr.  DesRosiers  obtained bachelor degrees in Biology and Biochemistry  from the University of Ottawa.  In
1991, he received M.Sc.A and, in 1995, Ph.D.  degrees in biomedical  engineering from  the  University  of  Montreal  /  Ecole  Polytechnique.  He  published  13 peer-reviewed  scientific  articles,  3 patent  applications and more than fifty scientific  conference  proceedings.  He graduated in 2003 from an executive MBA program at Universite  du Quebec a Montreal  specializing  in the  management of
Bio-Industries.

            MATTHEW  SHIVE PHD, 31 - Dr.  Shive has been the Vice  President  of
Biocompatibility  and Regulatory Affairs Division of the Company since May 2002.
Dr. Shive has been with the Company since October of 2000,  undertaking the task of establishing  and directing the department of Material  Biocompatibility.  In
October  2001,  Dr. Shive became  Director of Product  Development  & Regulatory
Affairs of the Company.  He now oversees in-house  biocompatibility  research of
materials,   pre-clinical  development  activities  for  each  product,  and  is responsible for interactions with regulatory agencies. In addition, Dr. Shive is active in initiating business development  discussions with potential industrial licensing  partners  for  Biosyntech  products.  Prior to joining the Company in
October 2000, he worked as a research  assistant at Cleveland Clinic  Foundation from April 1995 to January 1996. In May 1993,  Dr. Shive received a Bachelors of
Science  degree from John Hopkins  University.  Dr. Shive  obtained a Masters of
Science degree in May 1998, followed by a Ph.D. degree in August 2000, both from
Case Western Reserve  University.  All of Dr. Shive's degrees were in Biomedical
Engineering with a primary focus on materials  science.  Dr. Shive's  scientific expertise lies in the interactions between implanted biomaterials and biological systems,  and he has  published  over  25  scientific  articles  and  conference proceedings in this area.

            LUCIE DUVAL,  43 - Mrs. Duval has been the controller of the Company since  February 2000 and  controller of Bio Syntech  Canada and its  predecessor corporation  since  June 1999.  From 1986 to 1996,  Mrs.  Duval was a  financial counselor  for the City of Montreal,  Canada.  Ms. Duval  obtained a Bachelor of
Business  Administration  in Finance at Universite de Sherbrooke in 1981 and, in
1999 she received a certificate in personal  financial  planning from Universite
Laval in Quebec City.

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

            Based  solely on its review of the copies of such forms  received by it, or written  representations  from  certain  reporting  persons,  the Company believes  that  during the  fiscal  year ended  March 31,  2003,  except for the filings listed below,  there was  compliance  with the Form 3, Form 4 and Form 5 filing requirements applicable to its officers, directors and 10% stockholders:

            1.   The Form 3 for each of Messrs. Shive, Des Rosiers and Buschmann dated May 29, 2002 was filed on August 13, 2002.
            2.   The Form 4 of Mr.  Savard  for June  2002 was filed on July 11,
                 2002.
            3.   The  Form 4 for each of  Messrs.  Savard,,  Shive,  DesRosiers,
                 Buschmann  and Mrs.  Duval  dated  August 22, 2002 was filed on
                 October 10, 2002.

ITEM 10     EXECUTIVE COMPENSATION

10.1        Compensation of Executives
----        --------------------------

            The  following  table  sets  forth all  compensation  awarded to the
Company's Chief Executive  Officer,  Amine Selmani (the "Named  Executive").  No
other executive  officers received annual  compensation in excess of USD$100,000 during the periods indicated.

10.2        Summary Compensation Table
----        --------------------------

                                                                            Long-Term Compensation
                                                Annual Compensation (CDN$)          (Awards):
                                                                    ------          ---------
                                                                            Securities Underlying
      Name and Position         Fiscal Year       Salary        Bonus             Options (#)
--------------------------------------------------------------------------------------------------
Amine Selmani  President and
Chief Executive Officer            2003          $185,000         $0                  -
                                   2002          $185,000         $0               362,500
                                   2001          $185,000         $0                50,000

10.3        Option Grants
----        -------------

            The Company did not grant any options to the Named Executive for the fiscal year ended March 31, 2003.

            The Company has never granted any stock appreciation rights.

10.4        Aggregated Fiscal Year-End Option Exercises and Option Values
----        -------------------------------------------------------------

            Dr.  Selmani did not  exercise  any  options  during the fiscal year ended  March 31,  2003.  The  following  table  sets forth  certain  information regarding unexercised stock options held by Dr. Selmani as of March 31, 2003.

                       Number of Securities Underlying Unexercised        Value of Unexercised In-The-Money
                              Options  at March 31, 2003 (#)              Options at March 31, 2003 (in USD)
      Name                      Exercisable/Unexercisable                      Exercisable/Unexercisable
      ----                      -------------------------                      -------------------------
   Amine Selmani                        412,500/0                                   0/0

            The value of the  unexercised  in-the-money  options is based on the market value, as reported on the Over the Counter Electronic  Bulletin Board, of
USD$0.42  per share of Common  Stock at March 31, 2003 and an exercise  price of
USD$0.50 (CDN$0.79) per share of Common Stock.

10.5        Compensation of Directors
----        -------------------------

            The  Company  does not  currently  compensate  directors  for  their service on the Board of Directors.  The directors,  however,  are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

            Under the terms of the  Company's  employee  stock option  incentive plan,  directors are eligible for the grants of options. In August 2002, options to purchase  100,000 shares of Common Stock at an exercise price of CDN$0.62 (or
USD$0.40)  per share were  granted  under the  Company's  employee  stock option incentive plan to Mr. Savard. In October 2002, options to purchase 50,000 shares of Common Stock at an exercise  price of CDN$0.63 (or  USD$0.40)  per share were granted  under  the  Company's  employee  stock  option  incentive  plan to Mrs.
Lefebvre.  On March 13, 2003,  options to purchase 50,000 shares of Common Stock at an exercise  price of CDN$0.62 (or USD$0.42) per share were granted under the
Company's  employee  stock option  incentive  plan to each of Messrs.  Leduc and
Cloutier.  Finally,  on March 26,  2003,  options to purchase  50,000  shares of

Common  Stock at an exercise  price of  CDN$0.59  (or  USD$0.40)  per share were granted  under the Company's  employee  stock option  incentive  plan to each of
Messrs.  Leduc  and  Mr.  Cloutier.  Due to the  termination  of Ms.  Lefebvre's position as a director of the Company, the options granted to her will terminate on September 19, 2003.

            The Board of Directors will  continuously  evaluate the remuneration of directors for subsequent fiscal years.

10.6        Other Compensation Plans
----        ------------------------

            The Company has no pension plan or other  compensation plans for its executive officers or directors.

10.7        Employment Agreement
----        --------------------

            AMINE  SELMANI,  PHD - We entered into an employment  agreement with
Dr. Amine  Selmani  dated as of August 26,  2002.  Dr.  Selmani  serves as Chief
Executive Officer with duties and responsibilities,  which are determined by our board of directors  from time to time.  The  agreement  has a  three-year  term, starting on June 13, 2002.  Dr.  Selmani is entitled to an annual base salary of
CDN$185,000,  which is to be  reviewed  annually.  Dr.  Selmani  is subject to a confidentiality and non-solicitation agreement during the term of his employment and  for an  additional  three-year  period  following  the  termination  of his employment.  Dr Selmani will be entitled to receive his full salary for a period of 12 months if we  terminate  the  agreement  without  cause and he will not be entitled to receive any salary if he is terminated for cause.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The  following  table  contains  information  as  of  July  3,  2003 regarding  the  beneficial  ownership of shares of Common Stock by the directors and  executive  officers  of the  Company  (as  defined  in  Item  402(a)(2)  of
Regulation  S-B) and those  persons or  entities  who, to the  knowledge  of the
Company,  beneficially  own more  than 5% of the  outstanding  shares  of Common
Stock. For purposes of calculating  beneficial  ownership,  the shares of Common
Stock  beneficially  owned  by  Messrs.  Cloutier,  Leduc  and  Savard  and Drs.
DesRosiers,  Shive and Selmani,  and Mrs.  Duval include  shares of Common Stock issuable upon the exercise of stock options  exercisable within sixty days after
July 3, 2003. The address of all the directors and executive officers and owners of more than 5% of  outstanding  Common Stock is 475 Boulevard  Armand-Frappier,
Laval, Quebec, Canada H7V 4B3, unless otherwise specified.

Name and Address of Beneficial           Shares of Common Stock        Percentage of Common Stock
            Owner                          Beneficially Owned            Beneficially Owned (1)
-------------------------------------------------------------------------------------------------
9083-1496 Quebec Inc.                         7,640,000                        26.0%

Amine Selmani (2)                             9,182,500                        30.6%

Gilles Cloutier (4)                             100,000                          *

Claude Leduc (4)                                100,000                          *

Serge Savard (4)                                329,800                         1.1%

Michael Buschmann (3)                           505,000                         1.7%

Eric DesRosiers (4)                             220,000                          *

Lucie Duval (4)                                  80,000                          *

Matthew Shive (4)                               171,300                          *

All Officers and Directors as a              10,688,600                        34.6%
group (8 persons

            1)   The  percentages  shown with an `*' mean that the  director  or executive officer owns less than 1.0% of the outstanding shares of Common  Stock.  The  information  shown above also  includes rights to acquire  shares of Common Stock  through the exchange of exchangeable preferred stock.

            2)   Dr.  Selmani has voting and  dispositive  power with respect to the 7,640,000  shares of exchangeable  preferred stock owned by
                 9083-1496  Quebec Inc. Dr.  Selmani holds also 45,000 shares of
                 Common Stock and may be deemed the beneficial  owner of 412,500 shares of Common Stock  issuable  upon exercise of his options.
                 Monique Jarry,  spouse of Dr. Selmani,  holds 885,000 shares of
                 Common Stock and options to purchase  200,000  shares of Common
                 Stock,  which are also included in the beneficial  ownership of
                 Dr. Selmani reported above.

            3)   Dr. Michael  Buschmann holds 290,000 shares of Common Stock and may be deemed  the  beneficial  owner  80,000  shares of Common
                 Stock  issuable  upon the  exercise  of his  options.  Caroline
                 Hoemann, spouse of Dr. Buschmann holds 100,000 shares of Common
                 Stock and options to purchase  35,000  shares of Common  Stock, which are also  included  in the  beneficial  ownership  of Dr.
                 Buschmann reported above.

            4)   All the  shares  of our  common  stock  beneficially  owned  by
                 Messrs.  Cloutier and Leduc, Dr.  DesRosiers and Mrs. Duval are
                 options to purchase shares of our common stock.  The beneficial ownership of shares of our common  stock of Mr.  Savard and Dr.
                 Shive  include   options  to  purchase   150,000  and  170,000,
                 respectively, shares of our common stock.

            The Equity Compensation Plan Information presented in Item 5 of this
Annual Report is incorporated herein in its entirety.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

12.1        Agreement with Polyvalor
----        ------------------------

            In October 1997, the predecessor company of BioSyntech,  Bio Syntech
Ltd., entered into a technology  assignment  agreement,  as amended in September
1999 and as amended and restated  March 15, 2000 (the  "Assignment  Agreement"),
with  Polyvalor  Limited  Partnership,   a  Canadian  limited  partnership,   as
represented by its General Partner, Polyvalor, Inc. ("Polyvalor").  Polyvalor is
an  entity  created  by Ecole  Polytechnique  de  Montreal  (the  University  of
Montreal's  engineering  faculty,  "Ecole  Polytechnique")  for the  purpose  of commercializing  the  technology in which Ecole  Polytechnique  has an interest.
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
As a result of the transactions  described above. On February 6, 2002, Polyvalor exchanged the 1,072,000  exchangeable  preferred shares into 1,072,000 shares of
Common Stock.

12.2        Agreement with Chief Executive Officer and President
----        ----------------------------------------------------

            On July 8,  2003,  we  obtained  a  $750,000  loan  from  our  Chief
Executive  Officer and  President.  In exchange  for the loan,  we issued him an unsecured  convertible  debenture  in the  principal  amount of  $750,000  which matures on July 8, 2004 and bears  interest at an annual rate of 7%,  payable on monthly basis.  The debenture is convertible  into shares of our common stock on the maturity  date or any business day  thereafter  until the debenture has been repaid in full.  The  number of shares  to be issued  upon  conversion  shall be determined by using a conversion rate equal to USD$0.35 per share,  based on the exchange  rate for US dollars  published  by the Bank of Canada for the business day prior to the conversion  date.  The number of shares  issuable on conversion and the conversion price are subject to certain adjustments.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 2.1         Amalgamation Agreement made December 2, 1999, as amended and restated on February 15, 2000,  among  BioSyntech  Inc., Bio
                    Syntech Ltd. and  9083-5661  Quebec Inc. -  Incorporated  by
                    reference to Exhibit 2.1 to Current Report on Form 8-K dated
                    March 15, 2000.

Exhibit 3.1         Amended   and   Restated   Articles  of   Incorporation.   -
                    Incorporated by reference to Exhibit 3.1 to Annual Report on
                    Form  10-KSB for fiscal  year ended March 31, 2002 and filed with the SEC on July 16, 2002.

Exhibit 3.2         Amended and Restated By-laws. - Incorporated by reference to
                    Exhibit 3.2 to Annual  Report on Form 10-KSB for fiscal year ended  March  31,  2002 and  filed  with the SEC on July 16,
                    2002.

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

Exhibit 10.2        Amended and Restated BioSyntech, Inc. Stock Option Incentive
                    Plan. - Incorporated  by reference to Exhibit 10.2 to Annual
                    Report on Form  10-KSB for fiscal  year ended March 31, 2002 and filed with the SEC on July 16, 2002.

Exhibit 10.3*       Employment Agreement of Amine Selmani with BioSyntech,  Inc.
                    dated as of August 26, 2002.

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

Exhibit 10.10*      Unsecured Convertible Debenture dated July 8, 2003 issued by
                    BioSyntech, Inc. in favor of Dr. Amine Selmani.

Exhibit 21*         List of Subsidiaries of Company.

Exhibit 23.1*       Consent of KPMG LLP.

Exhibit 23.2*       Consent of Ernst & Young LLP.

Exhibit 99.1*       Statement  under  Oath  of  Chief  Executive   Officer.   We
                    presently do not have a Chief  Financial  Officer but are in the process of hiring one.

------------------------
* Filed herewith

(b) Reports on Form 8-K:

            None.

ITEM 14     CONTROLS AND PROCEDURES

                  Certification of Principal Executive Officer
                            Section 302 Certification

I, Mr. Amine Selmani,  President and Chief Executive Officer of BioSyntech Inc.,
certify that:

            1.   I have reviewed this annual report on Form 10-KSB of BioSyntech
                 Inc.;

            2.   Based on my  knowledge,  this annual report on Form 10-KSB does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            3.   Based on my  knowledge,  the  financial  statements,  and other financial  information  included in this annual report,  fairly present  in all  material  respects  the  financial  condition, results of operations and cash flows of BioSyntech  Inc. as of, and for, the periods presented in this annual report;

            4.   I am responsible for  establishing  and maintaining  disclosure controls  and  procedures  (as  defined in  Exchange  Act Rules
                 13a-14 and 15d-14) for BioSyntech Inc. and I have:

                 (a)   designed  such  disclosure  controls  and  procedures  to
                       ensure that material  information  relating to BioSyntech
                       Inc.,  including its consolidated  subsidiaries,  is made
                       known to us by others within those entities, particularly
                       during the period in which  this  annual  report is being
                       prepared;
                 (b)   evaluated  the   effectiveness   of   BioSyntech   Inc.'s
                       disclosure controls and procedures as of a date within 90
                       days prior to the filing date of this annual  report (the
                       "Evaluation Date"); and
                 (c)   presented in this annual report our conclusions about the
                       effectiveness  of the disclosure  controls and procedures
                       based on our evaluation as of the Evaluation Date;

            5.   I have  disclosed,  based  on my  most  recent  evaluation,  to
                 BioSyntech   Inc.'s   auditors  and  the  audit   committee  of
                 BioSyntech Inc.'s board of directors (or persons performing the equivalent function):

                 (a)   all  significant  deficiencies in the design or operation
                       of  internal   controls  which  could  adversely   affect
                       BioSyntech Inc.'s ability to record,  process,  summarize
                       and  report   financial  data  and  have  identified  for
                       BioSyntech  Inc.'s  auditors any material  weaknesses  in
                       internal controls; and
                 (b)   any  fraud,  whether  or  not  material,   that  involves
                       management or other employees who have a significant role
                       in BioSyntech Inc.'s internal controls; and

            6.   I have  indicated  in this annual  report  whether or not there were  significant  changes  in  internal  controls  or in other factors  that  could  significantly  affect  internal  controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

            Date: July 14, 2003            /s/ Amine Selmani
                                           -----------------
                                           Amine Selmani
                                           President and Chief Executive Officer

            We  presently do not have a Chief  Financial  Officer but are in the process of hiring process one.

ITEM 15     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            On  October  7,  2002,  the  Company,  by  action  of the  Board  of
Directors,  terminated its relationship with Ernst & Young LLP ("Ernst & Young")
the independent  auditors previously engaged to audit our financial  statements, effective  with the date of  completion  of the  review  by Ernst & Young of the financial  statements  for the period ended  September  30, 2002. On October 18,
2002,  the Board of Directors  appointed  KPMG LLP  ("KPMG") as our  independent auditors for the fiscal year ending  March 31,  2003,  which was approved by the stockholders on December 4, 2003.

(a)         Audit Fees

            Ernst & Young  billed us and our  subsidiaries  an  aggregate of CDN
$132,500  for  the  following  professional   services:   audit  of  our  annual
consolidated  financial  statements  for the fiscal  year ended  March 31,  2002 included in our annual report on Form 10-KSB and review of our interim financial statements  included  in our  quarterly  reports on Form  10-QSB for the periods ended June 30, 2001,  September 30, 2001,  December 31, 2001,  June 30, 2002 and
September 30, 2002.

            KPMG billed us and our  subsidiaries an aggregate of CDN $42,500 for the following professional services:  audit of our annual consolidated financial statements  for the fiscal  year ended  March 31,  2003  included  in our annual report on Form 10-KSB and review of our interim financial statements included in our quarterly reports on Form 10-QSB for the period ended December 31, 2002.

(b)         Audit Related Fees

            Ernst & Young  billed us and our  subsidiaries  an  aggregate of CDN
$23,375 for audit related  services  rendered during the fiscal year ended March
31,  2002  in  connection  with,  among  other  things,  the  preparation  of  a
Registration Statement on Form SB-2 and Current Reports on Form 8-K.

            KPMG did not render any audit related  services  rendered during the fiscal year ended March 31, 2003.

(c)         Financial Information Systems Design and Implementation Fees

            Neither Ernst & Young LLP nor KPMG rendered any professional service related to financial information systems design and implementation  services for the fiscal year ended March 31, 2003.

(d)         All Other Fees

            Ernst & Young LLP billed us and our subsidiaries an aggregate of CDN
$20,900 for other services  rendered during the fiscal year ended March 31, 2002 and the subsequent interim period through October 7, 2002.

            KPMG billed us and our  subsidiaries  an aggregate of CDN $4,000 for other services rendered during the fiscal year ended March 31, 2003.

(e) The Audit  Committee  has  considered  whether the  provision by KPMG of the services  covered  by the fees  other  than the audit  fees is  compatible  with maintaining KPMG's independence and believes that it is compatible.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BioSyntech, Inc.

July 14, 2003                                By:   /s/ Amine Selmani
                                                   -----------------
                                                   Amine Selmani
                                                   President

July 14, 2003                                By:   /s/ Lucie Duval
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

Signature                              Title                   Date

/s/ Amine Selmani          Chief Executive Officer and         July 14, 2003
------------------         President
  Amine Selmani

                           Director
-------------------
  Gilles Cloutier

/s/ Claude Leduc           Director                            July 14,2003
------------------
  Claude Leduc

/s/ Serge Savard           Chairman                            July 14, 2003
------------------
  Serge Savard

                   Index To Consolidated Financial Statements
                                BioSyntech, Inc.
                          (A Development Stage Company)

Report of Independent Auditors 2003                                        F-2

Report of Independent Auditors 2002                                        F-3

Consolidated Balance Sheets at March 31, 2003 and 2002                     F-4

Consolidated Statements of Operations for the Fiscal Years
Ended March 31, 2003 and 2002                                              F-5

Consolidated Statements of Changes in Stockholders' Equity
from inception to March 31, 2003                                           F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended
March 31, 2003 and 2002                                                    F-7

Notes to Consolidated Financial Statements for the
Fiscal Years Ended March 31, 2003 and 2002                                 F-8

Consolidated Financial Statements

BIOSYNTECH, INC.
[a development stage company]
March 31, 2003 and 2002

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
BIOSYNTECH, INC.

We have audited the  accompanying  consolidated  balance  sheets of  BioSyntech,
Inc.,  a  development  stage  company,  as of March  31,  2003  and the  related consolidated statements of operations,  stockholders' equity, and cash flows for the year then ended,  and for the period from May 10, 1995  (inception) to March
31, 2003. These consolidated  financial statements are the responsibility of the
Company's  Management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of BioSyntech,  Inc. as of March 31, 2002 and for the period from May
10, 1995  (inception)  through  March 31, 2002,  were audited by other  auditors whose report dated May 24, 2002 [except for Note 18 as to which the date is June
26, 2002] expressed an unqualified  opinion on those  statements and included an explanatory  paragraph that disclosed the going concern uncertainty discussed in
Note 1 to these consolidated financial statements. Our opinion on the statements of operations,  stockholders' equity, and cash flows for the period from May 10,
1995  (inception)  through March 31, 2003,  insofar as it relates to amounts for prior  periods  through  March 31,  2002 is based  solely on the report of other auditors.

We conducted our audit in accordance with auditing standards  generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by  Management,  as well as  evaluating  the  overall  financial  statement presentation.  We  believe  that our audit  provide a  reasonable  basis for our opinion.

In our  opinion,  based on our  audit  and the  report  of other  auditors,  the consolidated  financial  statements  referred to above  present  fairly,  in all material  respects,  the financial  position of BioSyntech,  Inc., a development stage  company,  as of March 31, 2003 and the results of its  operations and its cash flows for the year  ended  March 31,  2003 and for the period  from May 10,
1995  (inception) to March 31, 2003, in conformity  with  accounting  principles generally accepted in the United States.

The accompanying  consolidated  financial statements have been prepared assuming that the Company will  continue as a going  concern.  As more fully  describe in
Note 1 to the  consolidated  financial  statements,  the  Company  has  incurred recurring  operating  losses and generated  negative cash flows from  operations since inception, which raises substantial doubt about its ability to continue as a going  concern.  Management's  plans  in  regard  to  these  matters  are also described in Note 1. The  consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Montreal, Quebec, Canada,
June 13, 2003, except as to Note 18 which is as of July 8, 2003.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
BioSyntech, Inc.

We have audited the accompanying consolidated balance sheets of BioSyntech, Inc.
[the  "Company"],  [a development  stage company],  as of March 31, 2002 and the related  consolidated  statements of operations,  stockholders'  equity and cash flows for the period  from  inception  to March 31,  2002 and for the year ended
March 31, 2002. These consolidated  financial  statements are the responsibility of the  Company's  Management.  Our  responsibility  is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the consolidated  financial  position of the
Company at March 31, 2002 and the consolidated results of its operations and its cash flows for the period  from  inception  to March 31,  2002 and for the years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

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

Montreal, Canada,                                   /s/ Ernst & Young LLP
May 24, 2002.                                       Chartered Accountants
[except for note 18, as to which the date is June 26, 2002]

BIOSYNTECH, INC.
A development stage company

                           CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and 2002

                                                                         2003             2003              2002
                                                                          US$               C$                C$
----------------------------------------------------------------------------------------------------------------
                                                                     [note 2]
ASSETS
Current assets
Cash and cash equivalents [note 13]                                   545,060          800,038          443,145
Short-term investments [note 3]                                          --               --          1,395,163
Accounts receivable [notes 4, 6 and 9]                                 24,344           35,732           78,853
Inventory [note 6]                                                     32,339           47,467           21,657
Investment tax credits [note 12]                                      104,919          154,000          213,064
Prepaid expenses                                                       35,338           51,869           58,164
----------------------------------------------------------------------------------------------------------------
                                                                      742,000        1,089,106        2,210,046
----------------------------------------------------------------------------------------------------------------
Property, plant and equipment [note 5]                              1,475,162        2,165,243        2,341,591
Deposits and other assets [note 7]                                    443,387          650,804           19,452
----------------------------------------------------------------------------------------------------------------
                                                                    2,660,549        3,905,153        4,571,089
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities [note 8]                     464,562          681,884          651,639
Due to a stockholder, without interest or repayment terms               6,813           10,000           10,000
Deferred revenues                                                      30,082           44,154            3,095
Current portion of long-term debt [note 9]                             27,252           40,000           40,000
Current portion of obligations under capital leases [note 10]          13,415           19,690           26,891
----------------------------------------------------------------------------------------------------------------
                                                                      542,124          795,728          731,625
----------------------------------------------------------------------------------------------------------------
Long-term debt [note 9]                                             1,876,254        2,753,965          126,667
Obligations under capital leases [note 10]                              9,496           13,938           33,628
----------------------------------------------------------------------------------------------------------------
                                                                    2,427,874        3,563,631          891,920
----------------------------------------------------------------------------------------------------------------
Stockholders' equity
Common stock [note 11]
   Par value $0.001
   Authorized 100,000,000 common shares
   Issued and outstanding
      29,357,250 common shares [29,222,250 in 2002]                12,472,994       18,307,860       18,285,858
   Paid-up and not issued
      Nil common shares [15,000 in 2002]                                 --               --             11,009
Additional paid-in capital                                          1,970,132        2,891,760        2,587,691
Deficit accumulated during the development stage                  (14,210,451)     (20,858,098)     (17,205,389)
----------------------------------------------------------------------------------------------------------------
                                                                      232,675          341,522        3,679,169
----------------------------------------------------------------------------------------------------------------

  Basis of presentation and going concern assumption [note 1]
  Commitments [note 15]
  Subsequent event [note 18]
----------------------------------------------------------------------------------------------------------------
                                                                    2,660,549        3,905,153        4,571,089
----------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

On behalf of the Board:

---------------------------------                   ----------------------------
Director                                            Director

BIOSYNTECH, INC.
A development stage company

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2003 and 2002 and cumulative period from inception to
March 31, 2003

                                                     Cumulative
                                                        from
                                                    inception to
                                                   March 31, 2003         2003             2003              2002
                                                        C$                 US$               C$                C$
-----------------------------------------------------------------------------------------------------------------
                                                                      [note 2]
Revenues:
Sales and services                                    623,258           70,716          103,797          206,965
Research and development contracts                    141,311           47,992           70,443           70,868
-----------------------------------------------------------------------------------------------------------------
                                                      764,569          118,708          174,240          277,833
-----------------------------------------------------------------------------------------------------------------

Expenses:
Cost of sales and services                            269,736           21,751           31,926           98,893
Research and development                           13,445,130        1,340,901        1,968,175        2,590,913
Investment tax credits                             (2,152,519)        (129,791)        (190,507)        (249,453)
General and administrative                          9,956,899        1,010,792        1,483,640        2,412,150
Government grants                                    (250,644)         (27,876)         (40,917)        (125,405)
Interest on long-term debt and capital lease
   obligations                                        514,270          135,433          198,789           30,962
Depreciation of property, plant and
    equipment                                         732,800          128,212          188,189          182,386
Amortization of patents and trademarks                 14,085            9,493           13,935               50
Amortization of debt issue costs                      108,647           74,020          108,647             --
Interest revenue                                     (665,399)         (22,030)         (32,336)        (124,535)
(Gain) loss on foreign exchange                      (350,338)          66,363           97,408           (2,997)
-----------------------------------------------------------------------------------------------------------------
                                                   21,622,667        2,607,268        3,826,949        4,812,964
-----------------------------------------------------------------------------------------------------------------
Net loss for the period                           (20,858,098)      (2,488,560)      (3,652,709)      (4,535,131)
Deficit accumulated during the
   development stage, beginning of period                --        (11,721,891)     (17,205,389)     (12,670,258)
-----------------------------------------------------------------------------------------------------------------
Deficit accumulated during the
     development stage, end of period             (20,858,098)     (14,210,451)     (20,858,098)     (17,205,389)
-----------------------------------------------------------------------------------------------------------------

Weighted average number of common
     shares outstanding                                             29,248,250       29,248,250       29,202,195
Basic and diluted loss per share [note 2]                                 0.09             0.12             0.16
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

BIOSYNTECH, INC.
A development stage company

                        STATEMENTS OF STOCKHOLDERS'EQUITY

From inception to March 31, 2003
[In Canadian dollars]

                                                  Common Stock             Common Stock
                                             issued and outstanding   paid-up and not issued    Additional
                                             ----------------------   ----------------------     paid-in     Accumulated
                                              Shares         Amount    Shares       Amount       capital       deficit     Total
                                                               $                       $            $             $          $
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 10, 1995                        8,525,000             1         --            --           --          --            1
Net loss 1996 [325 day period]                      --            --         --            --           --      (2,865)      (2,865)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                      8,525,000             1         --            --           --      (2,865)      (2,864)
Net loss 1997                                       --            --         --            --           --      (9,332)      (9,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                      8,525,000             1         --            --           --     (12,197)     (12,196)
Deemed common stock paid up as of January
   31, 1998 and issued on August 3, 1998            --       215,000         --            --           --          --      215,000
Net loss 1998                                       --            --         --            --           --    (236,987)    (236,987)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                      8,525,000       215,001         --            --           --    (249,184)     (34,183)
Deemed common stock issued for cash          1,746,579     1,083,108         --            --           --          --    1,083,108
Deemed  common  stock  issued in exchange
   for services                              1,940,000     1,455,000         --            --           --          --    1,455,000
Deemed options granted to consultants               --            --         --            --    1,309,350          --    1,309,350
Net loss 1999                                       --            --         --            --           --  (4,165,657)  (4,165,657)
Deemed share issuance costs                         --       (90,200)        --            --           --          --      (90,200)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                     12,211,579     2,662,909         --            --    1,309,350  (4,414,841)    (442,582)
Deemed common stock issued for cash          1,893,457     2,595,222         --            --           --          --    2,595,222
Deemed common stock issued in exchange for
   intellectual property                     1,072,000     1,072,000         --            --           --          --    1,072,000
Deemed options granted to consultants               --            --         --            --      406,560          --      406,560
Net loss and comprehensive loss for the
   period from April 1, 1999 to February 28,
   2000                                             --            --         --            --           --  (2,850,977)  (2,850,977)
------------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000        15,177,036     6,330,131         --            --    1,715,910  (7,265,818)     780,223
Acquisition of BioSyntech, Inc.
   by Bio Syntech Ltd.                      12,095,000     2,873,848         --            --           --          --    2,873,848
March 31, 2000, issuance                       843,500     4,270,243         --            --           --          --    4,270,243
Share issue costs                                   --      (341,520)        --            --           --          --     (341,520)
Net loss and comprehensive loss for the
   period from February 29, 2000 to March
   31, 2000                                         --            --         --            --           --    (389,306)    (389,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                     28,115,536    13,132,702         --            --    1,715,910  (7,655,124)   7,193,488
Common stock issued for cash                 1,066,714     5,487,419         --            --           --          --    5,487,419
Options granted to consultants                      --            --         --            --      237,500          --      237,500
Share issue costs                                   --      (373,746)        --            --           --          --     (373,746)
Net loss 2001                                       --            --         --            --           --  (5,015,134)  (5,015,134)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                     29,182,250    18,246,375         --            --    1,953,410 (12,670,258)   7,529,527
Common stock issued to a consultant in
   exchange for services [note 11]              40,000        39,483         --            --           --          --       39,483
Exchangeable shares of the subsidiary of
   the Company issued as a part of
   settlement [note 11]                             --            --         --            --      114,248          --      114,248
Options granted to consultants                      --            --         --            --      520,033          --      520,033
Common stock to be issued to a consultant
   in exchange for services [note 11]               --            --     15,000        11,009           --          --       11,009
Net loss 2002                                       --            --         --            --           --  (4,535,131)  (4,535,131)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                     29,222,250    18,285,858     15,000        11,009    2,587,691 (17,205,389)   3,679,169
Common stock issued to a consultant in
   exchange for services [note 11]              35,000        22,002    (15,000)      (11,009)          --          --       10,993
Warrants granted to a debtor [note 11]              --            --         --            --      288,933          --      288,933
Options granted to consultants [note 11]            --            --         --            --       15,136          --       15,136
Common stock issued for exchangeable
   shares issued as a part of settlement
   [note 11]                                   100,000            --         --            --           --          --           --
Net loss 2003                                       --            --         --            --           --  (3,652,709)  (3,652,709)
------------------------------------------------------------------------------------------------------------------------------------
                                            29,357,250    18,307,860         --            --    2,891,760 (20,858,098)     341,522
------------------------------------------------------------------------------------------------------------------------------------

US dollars [note 2]
Balance as at March 31, 2003                              12,472,994                       --    1,970,132 (14,210,451)     232,675
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

BIOSYNTECH, INC.
A development stage company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2003 and 2002 and cumulative period from inception to
March 31, 2003

                                                                      Cumulative
                                                                         from
                                                                     inception to
                                                                    March 31, 2003         2003             2003             2002
                                                                         C$                 US$               C$               C$
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       [note 2]
OPERATING ACTIVITIES
Net loss                                                           (20,858,098)      (2,488,560)      (3,652,709)      (4,535,131)
Adjustments for:
Depreciation of property, plant and equipment                          732,800          128,212          188,189          182,386
Amortization of patents and trademarks                                  14,085            9,493           13,935               50
Amortization of debt issue costs                                       108,647           74,020          108,647             --
Services paid by the issuance of common stock                        2,588,485            7,489           10,993           50,492
Exchangeable shares of the subsidiary of the Company issued as
   part of a settlement                                                114,248             --               --            114,248
Options granted to consultants                                       2,488,579           10,312           15,136          520,033
Accrued interest on long-term debt                                     177,298          120,792          177,298             --
Exchange loss (gain)                                                  (458,811)          41,369           60,722           72,278
Exchange loss (gain) on short-term investments                           4,129           46,764           68,640          (64,511)
Changes in operating assets and liabilities:
   Accounts receivable                                                 (35,732)          29,378           43,121          129,380
   Inventory                                                           (47,467)         (17,584)         (25,810)          13,359
   Investment tax credits                                             (154,000)          40,240           59,064          (20,064)
   Prepaid expenses                                                    (51,869)           4,289            6,295          (27,732)
   Deferred revenues                                                    44,154           27,973           41,059            3,095
   Accounts payable and accrued liabilities                            639,476           16,506           24,228       (1,017,470)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                         (14,694,076)      (1,949,307)      (2,861,192)      (4,579,587)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                           (1,172,103)         (21,627)         (31,744)        (167,382)
Purchase of short-term investments                                  (1,589,258)            --               --         (1,514,258)
Proceeds from maturing of short-term investments                     1,585,129          903,749        1,326,523          183,606
Deposits, patents and trademarks                                      (259,318)        (163,350)        (239,766)           3,334
------------------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                          (1,435,550)         718,772        1,055,013       (1,494,700)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in long-term debt                                           3,190,000        1,696,417        2,490,000             --
Repayment of long-term debt                                           (573,333)         (27,252)         (40,000)         (33,333)
Net increase in due to stockholder                                      10,000             --               --               --
Repayment of obligations under capital leases                       (1,692,363)         (18,321)         (26,891)         (20,327)
Proceeds from issuance of shares                                    17,047,710             --               --               --
Repurchase of common stock of
   BioSyntech, Inc. prior to the reverse acquisition                  (506,380)            --               --               --
Share issue costs                                                     (805,466)            --               --               --
Debt issue costs                                                      (199,315)        (135,791)        (199,315)            --
------------------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                          16,470,853        1,515,053        2,223,794          (53,660)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
   equivalents                                                         458,811          (41,369)         (60,722)         (72,278)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   800,038          243,149          356,893       (6,200,225)
Cash and cash equivalents, beginning of period                            --            301,911          443,145        6,643,370
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period [note 13]                     800,038          545,060          800,038          443,145
------------------------------------------------------------------------------------------------------------------------------------

Additional information
Interest paid                                                                                             21,491           26,078
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
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
["Bio  Syntech  Canada"].  As a result of the  merger,  the  Company  became the recorded and beneficial owner of all of the issued and outstanding voting shares of  Bio  Syntech  Canada.  The  former  Bio  Syntech  shareholders  were  issued
15,177,036  non-voting  exchangeable  shares of Bio Syntech  Canada's  Preferred
Stock  [the  "Class  A  Shares"].  The  Class A  Shares  are  exchangeable  on a share-for-share basis for 15,177,036 of common stock of the Company. The related
15,177,036  shares of common  stock of the  Company  have been  issued  and were placed in trust and accordingly  are considered  issued and  outstanding.  As at
March 31, 2003,  7,661,666  shares  remain in trust  [7,677,853  as at March 31,
2002].

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
2000.

These  consolidated  financial  statements are the continuation of the financial statements  of the  accounting  acquirer,  Bio Syntech,  which has a year-end of
March 31. This date has continued to be used as the Company's year-end.

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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates that losses will continue for the foreseeable  future. For the years ended March 31, 2003 and 2002,  losses  amounted to  $3,652,709  and  $4,535,131 respectively  and  accumulated  deficit was  $20,858,098  as at March 31,  2003.
Furthermore,  the Company has not completed the  development of any product that can generate the level of sales  necessary to enable the Company to continue its operations  without outside  financing.  The Company's  ability to continue as a going  concern is  uncertain  and is dependent  principally  upon its ability to

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

1.       BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION [Cont'd]

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
Management  continues  to  negotiate  further  financing.  The  success of these negotiations is dependent on a number of items outside the Company's control and there is substantial  uncertainty  about the Company's  ability to  successfully complete any negotiations for future financings.  (See Note 18).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company, which is a development stage company, has been engaged primarily in research  and  development  since its  inception in 1995.  The Company  develops
advanced  biomaterials   specializing  in  tissue  engineering  and  therapeutic
delivery focusing on the repair of damaged tissue in the human body like bone or cartilage. The Company is also engaged in the development of advanced injectable biomaterials for the delivery of cells and genetic  material and  biotherapeutic
agents.  The  Company  also  develops  instrumentation   products.  The  Company
currently  has  products  at  different  stages of  development,  including  the pre-clinical  trial  stage.  The Company  has limited  revenues to date and such revenues have principally come from sales of instrumentation products.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of BioSyntech,  Inc., the accounts of Bio Syntech  Canada Inc. and the accounts of  Biosyntech  Europe
S.A.R.L. All intercompany transactions and balances have been eliminated.

US dollar amounts  presented on the  consolidated  balance sheets,  consolidated statements of operations,  stockholders'  equity and cash flows are provided for convenience  of  reference  only and are based on the closing  exchange  rate at
March 31, 2003, which was $1.4678 Canadian per US dollar.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

REVENUE RECOGNITION

Revenues from sale of products are  recognized  when  persuasive  evidence of an arrangement  exists,  the product is delivered,  there are no future performance obligations, the purchase price is fixed and determinable, and collectibility is reasonably assured.  Amounts billed in advance of satisfying revenue recognition criteria are deferred until such time as the related product has been delivered.
Service  revenues are recognized when the services have been rendered.  Revenues from  research and  development  agreements  are  recognized  as the  contracted services are performed or when  milestones are achieved,  in accordance with the terms of the specific agreements.

SHORT-TERM INVESTMENTS

Short-term  investments  consist primarily of commercial paper, all of which are
classified  as   held-to-maturity.   The  Company   determines  the  appropriate
classification of its investment in securities at the time of purchase.

CASH EQUIVALENTS

Cash  equivalents  consist of investments  that are readily  convertible  into a known  amount of cash,  are subject to minimal risk of changes in value and have an original maturity of three months or less from the date of purchase.

INVENTORY

Inventory  consists  of raw  materials.  Inventories  are stated at the lower of cost, on a first-in, first-out basis, and replacement cost.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

PROPERTY, PLANT AND EQUIPMENT

Property,  plant and  equipment are recorded at cost.  Depreciation  is provided over their estimated useful life on a straight-line basis as follows:

Building                                                                20 years
Office furniture and equipment                                     3 and 5 years
Equipment under capital lease                                  3, 5 and 10 years
Office furniture under capital lease                                     5 years

PATENTS AND TRADEMARKS

Patents and  trademarks  are  recorded at cost.  They are  amortized  over their estimated useful life on a straight-line basis as follows:

Patents                                                                 20 years
Trademarks                                                              10 years

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived  assets in accordance with the provisions  of SFAS No.  144,  "Accounting  for the  Impairment  or  Disposal of
Long-Lived Assets." This statement requires that long-lived assets held and used be reviewed for impairment whenever events or changes in circumstances  indicate that the  carrying  amount of an asset may not be  recoverable.  This  statement requires the Company to recognize an  impairment  loss of an asset held and used if the carrying value is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference  between the carrying value and the fair value of the asset.  SFAS 144 also provides  specific criteria for an asset to be classified and accounted for as held for sale.

DEBT ISSUE COSTS

Debt issue costs are  amortized  on a  straight-line  basis over the term of the related debt.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expenditures,  including equipment used in research and development activities, are expensed as incurred.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

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

INCOME TAXES

The Company  accounts for income taxes using the liability  method in accordance with Statement of Financial  Accounting Standards No. 109 "Accounting for Income
Taxes" ["SFAS 109"].

GOVERNMENT ASSISTANCE

Government assistance in connection with research and development  activities is recognized as reduction of expenses in the year that the related  expenditure is incurred.

Federal and  provincial  tax credits are accounted for using the cost  reduction method  which  recognizes  the credits as a reduction of the cost of the related assets or  expenditures  in the year in which the  credits  are  earned and when there is reasonable assurance of their recovery.

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

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

STOCK-BASED COMPENSATION [CONT'D]

In December  2002,  the FASB issued SFAS No. 148,  "Accounting  for  Stock-Based
Compensation - Transition and Disclosure"  (SFAS 148) - an amendment of SFAS 123
"Accounting for Stock-Based Compensation". The standard is intended to encourage the adoption of the  accounting  provisions  of SFAS 123. It is also intended to address constituent  concerns about the so-called "ramp-up effect" on net income that  resulted  from  the  application  of the  transition  guidance  originally required by SFAS 123. The  transition and annual  disclosure  provisions of SFAS
148 are  effective  for fiscal years ending after  December 15, 2002.  Under the provisions of SFAS 148, companies that choose to adopt the accounting provisions of SFAS 123 will be  permitted  to select  from three  transition  methods.  The
Company  continues  to recognize  stock-based  employee  compensation  under APB
Opinion No. 25.

The  fair  value  of  options  at the  date of grant  was  estimated  using  the
Black-Scholes pricing-model with the following weighted average assumptions.

                                                 2003                    2002
                                                  %                       %
--------------------------------------------------------------------------------

Expected life [years]                            5.84                   5.08
Risk-free interest rates                         4.57                   4.98
Volatility                                     110.00                 114.00
Dividend yield                                   0.00                   0.00
--------------------------------------------------------------------------------

30,000 options were granted to consultants  during the year ended March 31, 2003
[1,157,500  during  the year  ended  March 31,  2002].  The fair  value of these options at the time of grant was  charged to  research  and  development  in the amount of $15,136  during the year ended March 31, 2003  [$158,646  and $361,387 were  charged  to  research  and  development  and  general  and  administrative expenses,  respectively  during the year ended March 31, 2002]. Had compensation cost for the Company's  stock options been  determined  consistent with SFAS No.
123, the Company's pro forma net loss and loss per share would be as follows:

                                        Cumulative from
                                         Inception to      Year ended       Year ended    Year ended
                                           March 31,        March 31,        March 31,     March 31,
                                             2003              2003               2003          2002
                                              C$                US$                 C$            C$
-----------------------------------------------------------------------------------------------------
                                                            [Note 2]

Net loss, as reported                    (20,858,098)      (2,488,560)      (3,652,709)   (4,535,131)
Total stock-based employee
compensation expense
determined under fair value
based method                               3,822,900          496,594          728,900       934,000
                                     -----------------------------------------------------------------
Pro forma net loss                       (24,680,998)      (2,985,154)      (4,381,609)   (5,469,131)
                                     =================================================================

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

STOCK-BASED COMPENSATION [CONT'D]

                                       Cumulative from       Year ended       Year ended      Year ended
                                         Inception to         March 31,        March 31,       March 31,
                                        March 31, 2003             2003             2003            2002
                                             C$                     US$               C$              C$
--------------------------------------------------------------------------------------------------------
                                                              [Note 2]

Loss per share:
Basic and diluted - as reported                                $ 0.09           $ 0.12             $0.16
Basic and diluted - pro forma                                  $ 0.10           $ 0.15             $0.19

The  effects  of  applying  SFAS  123  for  the pro  forma  disclosures  are not representative of the effects expected on reported net earnings in future years, since valuations are based on highly  subjective  assumptions  about the future, including stock price volatility and exercise patterns.

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

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or  Disposal  Activities"  (SFAS 146).  This  statement  requires  the recognition of costs  associated with exit or disposal  activities when they are incurred  rather than at the date of a commitment  to an exit or disposal  plan.
This  statement is effective  for exit or disposal  activities  initiated  after
December  31,  2002.  The  adoption  of SFAS 146 did not have an  impact  on the
Company's financial position or results of operations.

ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

In  November  2002,  the FASB issued FASB  Interpretation  No. 45,  "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability at the inception of a guarantee equal to the fair value of the obligation  undertaken  and elaborates on the  disclosures to be made by the guarantor.  The  disclosure  requirements  of FIN 45 are required for the fiscal year ended December 31, 2002. The recognition and measurement  provisions of FIN
45 are effective,  on a prospective  basis, for guarantees issued by the Company beginning in fiscal 2003. The adoption of FIN 45 did not have a material  impact on the Company's financial position or results of operations.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont'd]

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations"  (SFAS 143).  This  statement  addresses  financial  accounting and reporting for obligations  associated with the retirement of tangible long-lived assets and the  associated  asset  retirement  cost.  SFAS 143 is effective  for financial  statements issued for fiscal years beginning after June 15, 2002. The
Company  does not expect that the  adoption of SFAS 143 will have a  significant impact on the Company's financial position or results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). The
provision  of  the  statement   will  change  the   classification   of  certain
freestanding  financial instruments classified as equity under the old standard.
This statement is effective for financial  instrument  arrangements entered into or modified after May 31, 2003, and otherwise  effective at the beginning of the first interim period  beginning after June 15, 2003. The Company does not expect that this statement will have a significant impact on its financial position.

3.       SHORT-TERM INVESTMENTS

Short-term investments at March 31, 2002 consist of held-to-maturity  commercial papers  denominated  in US  dollars,  maturing  on July 11,  2002 and  having an average effective rate of 1.82%.

4.       ACCOUNTS RECEIVABLE

                                                    2003                   2002
                                                       $                      $
--------------------------------------------------------------------------------

Sales tax receivable                              26,764                 48,360
Trade accounts receivable                             --                 15,942
Government grants receivable                          --                  5,000
Interest receivable                                  338                  2,173
Other                                              8,630                  7,378
--------------------------------------------------------------------------------
                                                  35,732                 78,853
--------------------------------------------------------------------------------

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

5.       PROPERTY, PLANT AND EQUIPMENT

                                                                 Accumulated              Net
                                                      Cost       amortization        carrying value
                                                        $             $                    $
---------------------------------------------------------------------------------------------------

2003
Land                                                 351,000              --            351,000
Building                                           2,242,266         549,883          1,692,383
Office furniture and equipment                       187,718         121,045             66,673
Equipment under capital lease                         95,635          51,160             44,475
Office furniture under capital lease                  21,424          10,712             10,712
---------------------------------------------------------------------------------------------------
                                                   2,898,043         732,800          2,165,243
===================================================================================================

2002
Land                                                 351,000              --            351,000
Building                                           2,233,166         423,640          1,809,526
Office furniture and equipment                       184,977          82,322            102,655
Equipment under capital lease                         95,635          32,222             63,413
Office furniture under capital lease                  21,424           6,427             14,997
-----------------------------------------------------------------------------------------------
                                                   2,886,202         544,611          2,341,591
===============================================================================================

6.       CREDIT FACILITY

The Company has a $50,000 credit facility that extends to July 31, 2003. Amounts outstanding  under this line of credit are payable upon demand and bear interest at the prime rate plus 2.5%. A $50,000 charge on inventory and  receivables  was granted to the financial  institution  as  collateral.  As of March 31, 2003 and
2002, no amount was drawn under this credit facility.

As at March 31, 2003 and 2002, the prime rate was 4.75% and 3.75%, respectively.

7.       DEPOSITS AND OTHER ASSETS

                                                                                 2003         2002
                                                                                    $            $
--------------------------------------------------------------------------------------------------

Patents and trademarks (net of accumulated amortization of $14,085
in 2003 and $150 in 2002)                                                     227,781          850
Debt issue costs (net of accumulated amortization of $108,647 in
2003 and Nil in 2002)                                                         405,521           --
Deposits                                                                       17,502       18,602
--------------------------------------------------------------------------------------------------
                                                                              650,804       19,452
==================================================================================================

Cost of patents and  trademarks  as at March 31,  2003 is  $237,637  and $4,229, respectively  ($1,000  and Nil en 2002).  Amortization  expense  for patents and trademarks in the next five fiscal years is estimated at $13,935 per year.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

8.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                2003                     2002
                                                                  $                        $
------------------------------------------------------------------------------------------------

Accounts payable                                                494,282                  391,469
Accrued compensation                                            120,970                  126,451
Other accrued liabilities                                        66,632                  113,816
Accounts payable related to property, plant and equipment            --                   19,903
------------------------------------------------------------------------------------------------
                                                                681,884                  651,639
================================================================================================

9.       LONG-TERM DEBT

                                                                2003                     2002
                                                                  $                        $
------------------------------------------------------------------------------------------------

Bank loan bearing  interest at the prime
rate. Interest on the loan was paid by a
governmental agency until June 26, 2001.
The loan  matures on May 26, 2006 and is
payable  in  monthly   installments   of
$3,333  plus  interest  starting on June
26, 2001.  The debt is  guaranteed  by a
governmental  agency and  collateralized
by a $200,000  first rank  charge on all
tangible  and   intangible   assets  not
otherwise encumbered.                                           126,667                  166,667

Loan agreement with Business Development
Bank of Canada ("BDC") bearing  interest
at 10% per annum compounded  monthly; in
case of default,  the interest rate will
be 25%. The  principal  amount  together
with accrued interest is due on February
15,  2006.   Partial  or  full  payment,
without  penalty,  is allowed before the
maturity  date of the loan.  The debt is
secured   by   a   $2,500,000   hypothec
covering moveable and immovable property
excluding   patents,   a  first  ranking
hypothec  on  land  and  building  and a
moveable     hypothec     on    accounts
receivable. (i)                                               2,667,298                       --
------------------------------------------------------------------------------------------------
                                                              2,793,965                  166,667
Less:  current portion                                           40,000                   40,000
------------------------------------------------------------------------------------------------
                                                              2,753,965                  126,667
================================================================================================

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

9.       LONG-TERM DEBT

The principal repayments are as follows for years ending March 31:

                                                                         $
----------------------------------------------------------------------------

2004                                                                  40,000
2005                                                                  40,000
2006                                                               2,707,298
2007                                                                   6,667
----------------------------------------------------------------------------
                                                                   2,793,965
============================================================================

i) The loan  agreement  concluded with BDC is for a total of $2,500,000 of which
   $2,490,000  has been  received  as of March 31,  2003 and  $10,000 is held in escrow until certain registration requirements for the security interest have been finalized.  This agreement  contains  covenants  customary of such loans including,  but not limited to,  those  relating  to  limitations  on capital expenditures.

   The debt issue costs were deferred and are presented under "Deposit and other assets". The debt issue costs represent a total amount of $225,234, excluding the warrants  discussed in note 11, which are being  amortized as  additional interest expense over the life of the related  indebtedness.  As of March 31,
   2003, the Company has paid a total of $199,315 of the debt issue costs.

10.      OBLIGATIONS UNDER CAPITAL LEASES

Future minimum lease payments under the capital leases are as follows:

                                                                           2003            2002
                                                                             $               $
-------------------------------------------------------------------------------------------------

2003                                                                           --          35,008
2004                                                                       22,860          22,860
2005                                                                       14,836          14,836
2006                                                                           10              10
-------------------------------------------------------------------------------------------------
                                                                           37,706          72,714
Less:  interest portion at rates varying between 11.63% and 31.67%          4,078          12,195
-------------------------------------------------------------------------------------------------
                                                                           33,628          60,519
Less:  current portion                                                     19,690          26,891
-------------------------------------------------------------------------------------------------
                                                                           13,938          33,628
=================================================================================================

Included in interest on long-term debt is interest on obligations under capital leases in the amount of $8,116 [$12,765 in 2002].

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

11.      STOCKHOLDERS' EQUITY

a) ISSUANCE OF SHARES, 2002

COMMON STOCK  ISSUED TO A CONSULTANT  IN EXCHANGE FOR SERVICES
On April 3, 2001,  the  Company  entered  into an  agreement  with a mergers and acquisition  firm to seek strategic  alliances.  As part of this agreement,  the
Company  must pay half the fees in cash and half in equity for a total  value of
US$50,000.  On October 1, 2001,  the  Company  issued  40,000  common  shares in exchange for services for a value of $39,483  [US$25,000].  If the consultant is successful in seeking strategic  alliances and obtains  additional funding which result in milestone  payments,  the Company will be required to pay success fees of 5% for the first and the second US million  dollar,  4% for the third, 3% for the fourth,  2% for the fifth,  and 1% for each  additional US million dollar in funding  obtained.  The  US$50,000  payment will be credited  against any future success fees.  Additional amounts owed to the consultant,  if any, shall be paid half in cash and half in equity.

EXCHANGEABLE  SHARES  OF THE  SUBSIDIARY  OF THE  COMPANY  ISSUED  AS A PART  OF
SETTLEMENT
On  June  22,  2001,  the  subsidiary  of the  Company  issued  100,000  Class A non-voting  exchangeable  shares,  which are  exchangeable  into 100,000  common shares  of the  Company,  as part  of the  judgment  in a  lawsuit  by a  former employee.  The fair value of these shares amounting to $114,248 had been accrued as at March  31,  2001.  These  shares  are  presented  as  "Additional  paid-in capital".

COMMON STOCK TO BE ISSUED TO A CONSULTANT IN EXCHANGE FOR SERVICES
In January 2002, the Company entered into an agreement with a financial advisor.
Under the terms of the agreement,  the financial advisor was entitled to receive cash and common shares of the Company for the services rendered. As of March 31,
2002,  the  Company  had to issue  15,000  common  shares in  exchange  for such services. These shares were not issued at that date and, consequently, they were shown as "Common stock paid-up and not issued".  The fair value of these shares, in the amount of $11,009, was charged to general and administrative expenses.

b) ISSUANCE OF SHARES, 2003

COMMON STOCK ISSUED TO A CONSULTANT IN EXCHANGE FOR SERVICES
As mentioned in a) above, the Company entered into an agreement with a financial advisor. Under the terms of the agreement, the financial advisor was entitled to receive cash and common  shares of the Company for the services  rendered.  As a result, $11,009 and $22,002 were charged to general and administrative  expenses in 2002 and 2003  respectively,  which  represented  fair value of 35,000 common shares issued during 2003. The agreement was subsequently terminated.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

11.      STOCKHOLDERS' EQUITY [Cont'd]

b)    ISSUANCE OF SHARES, 2003 [Cont'd]

EXCHANGEABLE  SHARES  OF THE  SUBSIDIARY  OF THE  COMPANY  ISSUED  AS A PART  OF
SETTLEMENT
On January 15, 2003, the Company issued 100,000 common shares as a result of the exercise of  exchangeable  rights  provided with the issuance in 2002 of Class A non-voting exchangeable shares of the subsidiary.

STOCK OPTIONS

BioSyntech Inc.

On December 4, 2002,  the Company  increased  the number of shares  reserved for issuance under the Company's  Stock Option Plan to an authorized  maximum number of 5,000,000 shares of common stock to employees, directors and consultants. The
Board has the sole  authority  to  determine  the terms  and  conditions  of the options to be issued.  The maximum expiry date of the options is ten years after the date of grant.  In addition,  options vest at the date of the grant, or over periods of 1 to 3 years.

The following table summarizes the options granted and forfeited during 2002 and
2003 as well as options outstanding at the end of each year:

                                                 2003                                  2002
                                       -------------------------               ------------------------
                                                        Weighted                              Weighted
                                                        Average                               Average
                                         Stock          Exercise                 Stock        Exercise
                                        Options           Price                 Options        Price
                                                            C$                                    C$
-------------------------------------------------------------------------------------------------------

Outstanding, beginning of year         2,790,000           1.73                  450,000        5.47
Granted                                1,095,000           0.62                2,435,000        1.12
Forfeited                                455,000           2.07                   95,000        4.10
-------------------------------------------------------------------------------------------------------
Outstanding, end of year               3,430,000           1.24                2,790,000        1.73
-------------------------------------------------------------------------------------------------------
Exercisable, end of year               3,214,500           1.21                1,958,500        1.88
-------------------------------------------------------------------------------------------------------
Weighted average fair value of options
   granted during the year                                 0.46                                 0.59
-------------------------------------------------------------------------------------------------------

As at March 31, 2003, 3,430,000 options are outstanding. No options were granted prior to 2001. The outstanding options expire between July 11, 2005 and December
31, 2010. 30,000 options granted to consultant for services rendered during 2003 are included in the above table.  Fair value of options was calculated from time to time when  services  were  rendered  using the  Black-Scholes  option-pricing model.  As a result,  an amount of  $15,136  was  recorded  under  research  and development expenses.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

11.      STOCKHOLDERS' EQUITY [Cont'd]

The  following  table  summarizes  information  with  respect  to stock  options outstanding for the Company's Stock Option Plan that the holder may convert into common  shares of the Company as at March 31, 2003 (all  options were granted at an  exercise  price that  exceeded  the  market  price of the stock at the grant date):

                                                   Options outstanding                        Options exercisable
                        -------------------------------------------------------       -------------------------------------

                                               Weighted        Weighted average                                Weighted
        Exercise          Number               average            remaining               Number                average
          price         outstanding         exercise price     contractual life        exercisable           exercise price
            $                                     $                 (years)                                         $
---------------------------------------------------------------------------------------------------------------------------

          1.58             442,500                1.58                2.75                293,000                 1.58
          1.19             125,000                1.19                2.28                125,000                 1.19
          0.80              20,000                0.80                4.07                 20,000                 0.80
          0.79             512,500                0.79                2.48                512,500                 0.79
          0.63             175,000                0.63                5.41                175,000                 0.63
          0.62             770,000                0.62                5.75                770,000                 0.62
          0.59             100,000                0.59                4.99                100,000                 0.59
---------------------------------------------------------------------------------------------------------------------------
                         2,145,000                0.89                4.07              1,995,500                 0.84
---------------------------------------------------------------------------------------------------------------------------

US 3.25 to 4.00            205,000             US 3.98                7.37                200,000              US 4.00
        US 2.59             20,000             US 2.59                7.50                     --                   --
        US 1.25             75,000             US 1.25                7.75                 75,000              US 1.25
US 0.40 to 1.00            985,000             US 0.66                2.82                944,000              US 0.65
---------------------------------------------------------------------------------------------------------------------------
                         1,285,000             US 1.25                3.91              1,219,000              US 1.24
---------------------------------------------------------------------------------------------------------------------------
Total                    3,430,000                1.24                4.01              3,214,500                 1.21
===========================================================================================================================

BIO SYNTECH CANADA INC.

Under Bio Syntech  Canada's  Stock  Option  Plan,  options may be granted for an authorized  maximum  of  1,500,000  Class A shares of Bio  Syntech  Canada.  The subsidiary has 200,000 options granted entitling the holders to purchase 200,000
Class A shares of Bio Syntech Canada which are  exchangeable  into common shares of BioSyntech,  Inc. at prices varying between $0.75 and $1.75.  The options are exercisable  at any time  before the  maximum  expiry  date,  which is ten years following the date of grant.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

11.      STOCKHOLDERS' EQUITY [Cont'd]

The following table summarizes the options granted,  expired or forfeited during
2002 and 2003 as well as options outstanding at the end of each year:

                                                                         2003                                    2002
                                                              ------------------------------        ------------------------------
                                                               Stock            Weighted             Stock            Weighted
                                                              Options       Average Exercise        Options       Average Exercise
                                                                                  Price                                 Price
                                                                                    $                                     $
----------------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year                                   362,000          1.76               1,244,500          1.09
----------------------------------------------------------------------------------------------------------------------------------
Expired                                                          152,000          2.20                 847,500          0.75
----------------------------------------------------------------------------------------------------------------------------------
Forfeited                                                         10,000          2.20                  35,000          2.39
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                                         200,000          1.25                 362,000          1.76
----------------------------------------------------------------------------------------------------------------------------------
Exercisable, end of year                                         200,000          1.25                 362,000          1.76
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted                                     --                                    --
----------------------------------------------------------------------------------------------------------------------------------

No options were granted prior to 1999. These options expire on June 1, 2008.

The  following  table  summarizes  information  with  respect  to stock  options outstanding  for Bio  Syntech  Canada's  Stock  Option  Plan that the holder may convert into common shares of the Company as at March 31, 2003 (all options were granted at an exercise  price that exceeded the market price of the stock at the grant date):

                            Options outstanding and exercisable
                ----------------------------------------------------------------
 Exercise           Number                Weighted average             Number
  price          outstanding         remaining contractual life      exercisable
    $                                        (years)
--------------------------------------------------------------------------------

  0.75              100,000                  5.17                      100,000
  1.75              100,000                  5.17                      100,000
--------------------------------------------------------------------------------
                    200,000                  5.17                      200,000
================================================================================

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

11.      STOCKHOLDERS' EQUITY [Cont'd]

WARRANTS

On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  the  Company's   wholly-owned
subsidiary,  concluded a loan agreement  with BDC for a total of $2,500,000,  as described in Note 9. As a part of the agreement,  the Company issued warrants to purchase  1,000,000  common shares at an exercise  price of US$0.33 per share to
BDC. These warrants are currently  exercisable at any time over a five-year term from the date of issuance. If market value exceeds the exercise price, BDC shall have the option to exercise  the  warrants  on a net issue basis by  obtaining a number of shares  equivalent to the difference  between the market value and the exercise  price.  The fair value of theses warrants at the date of the grant was calculated  by  using  the  Black-Scholes  option-pricing  model  and  has  been capitalized  as debt issue costs under the caption  "Deposits  and other assets"
with an offsetting credit to additional paid-in capital.

LOSS PER SHARE
The following is a reconciliation  of the numerator and denominator of the basic and diluted loss per share  computations  for the years ended March 31, 2003 and
2002.

                                                             2003             2002
                                                               $                $
--------------------------------------------------------------------------------------

Numerator:
   Net loss - numerator
   For basic and diluted loss per share                     3,652,709        4,535,131
Denominator:
   Denominator for basic loss per share
   Weighted-average shares                                 29,248,250       29,202,195
Effect of dilutive securities:
   Stock options and warrants                                      --               --
--------------------------------------------------------------------------------------
Denominator for diluted loss per share
Adjusted weighted-average shares and
   assumed conversions                                     29,248,250       29,202,195
======================================================================================

The Company's diluted net loss per share is equivalent to its basic net loss per share, since all of the Company's  potentially issuable securities would have an anti-dilutive effect in 2003 and 2002. These securities are options and warrants as noted above.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

12.      INCOME TAXES

There is no  provision  for income  taxes or income tax  recovery as the Company experienced continuous losses and it is not more likely than not that there will be future taxable income which might offset the current loss carry-forward.

Significant  components of the Company's deferred tax assets and liabilities are as follows:

                                                                   2003                     2002
                                                                     $                        $
---------------------------------------------------------------------------------------------------

Deferred tax assets
Net operating loss carry-forwards                                2,874,037                2,283,561
Scientific research and experimental development expenses        1,916,859                1,569,907
Share issue cost                                                    (2,672)                   9,472
Property, plant and equipment and patents and trademarks            83,709                  180,737
---------------------------------------------------------------------------------------------------
Total deferred tax assets                                        4,871,933                4,043,677
---------------------------------------------------------------------------------------------------

Net deferred tax assets (liabilities)
Deferred tax assets                                              4,871,933                4,043,677
Deferred tax liabilities                                                --                       --
---------------------------------------------------------------------------------------------------
                                                                 4,871,933                4,043,677
Valuation allowance                                              4,871,933                4,043,677
---------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                                   --                       --
===================================================================================================

Realization of deferred tax assets is dependent on future earnings,  if any, the timing and amount of which are  uncertain.  Accordingly,  the net  deferred  tax assets have been fully offset by a valuation allowance.

As at March 31,  2003,  the  Company had  accumulated  scientific  research  and experimental development expenditures and other unclaimed deductions,  which are available to reduce future years' taxable income.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

12. INCOME TAXES [Cont'd]

Details of the available deductions are as follows:

                                                          US                 Canadian
                                                       -------        -------------------------
                                                       Federal        Federal        Provincial
                                                          $             $                $
------------------------------------------------------------------------------------------------

Research and development expenditures,
without time limitation                                   --         4,720,000        5,818,000

Losses carry-forward expiring in:

2004                                                      --           656,000          553,000
2005                                                      --         1,125,000        1,129,000
2006                                                      --                --               --
2007                                                      --           234,000          233,000
2008                                                      --         2,064,000        2,048,000
2009                                                      --         2,350,000        2,339,000
2010                                                      --         1,845,000        1,835,000
2021                                                  72,117                --               --
2022                                                 650,582                --               --
2023                                                 188,766                --               --

===============================================================================================

In addition, research tax credits, not recorded in the accounts and available to reduce future Canadian Federal income taxes payable, are as follows:

                                                                                             $
------------------------------------------------------------------------------------------------
Research tax credits expiring in:

2006                                                                                     32,000
2007                                                                                     66,000
2008                                                                                     29,000
2009                                                                                         --
2010                                                                                     29,000
2011                                                                                    503,000
2012                                                                                    497,000
2013                                                                                    335,000

===============================================================================================

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

12.      INCOME TAXES [Cont'd]

The income tax  recovery  reported  differs  from the amount of the tax recovery computed  by  applying  statutory  income tax rates to loss  before  taxes.  The reasons for the differences and the related tax effects are as follows:

                                                             2003            2002
-------------------------------------------------------------------------------------

Net loss:
    US (parent corporation)                                $ 447,665       $ 716,033
    Canadian operations                                  $ 3,184,961     $ 3,813,554
    European operations                                     $ 20,083         $ 5,544

Federal statutory rate                                          34%            34%
Decrease in taxes recoverable resulting from:
   Non-deductible expenses and other differences               (0.09)          (0.11)
   Tax credit non taxable in Quebec                            (0.43)          (0.49)
   Manufacturing and processing profits deduction              (7.00)          (7.00)
   Unrecognized tax benefits of operating losses and
      other available deductions                              (28.62)         (30.13)
   Difference of subsidiary's tax rate                          2.14            3.73
-------------------------------------------------------------------------------------
                                                                  --              --
=====================================================================================

13.      STATEMENTS OF CASH FLOWS

CASH AND CASH EQUIVALENTS
Cash and cash equivalents  consist of cash on hand and money market instruments.
Cash and cash  equivalents  presented  in the cash flow  statement  include  the following balance sheet amounts:

                                                             2003            2002
                                                              $               $
-------------------------------------------------------------------------------------

Cash on hand                                                 154,929         443,145
Commercial paper                                             645,109              --
-------------------------------------------------------------------------------------
Total cash and cash equivalents                              800,038         443,145
=====================================================================================

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
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

The fair value of the fixed-rate  long-term debt,  taking into account  warrants granted to the lender,  and  obligations  under capital  leases are based on the rates in effect for financial instruments with similar terms and maturities, and approximates the carrying amount as of March 31, 2003 and March 31, 2002.

[b]      CREDIT RISK

As of March 31, 2003,  the cash and cash  equivalents  are: the cash on hand and commercial  paper.  The cash on hand is mainly  held by one  Canadian  financial institution,  a chartered bank. The commercial paper represents an investment in a US Company with a credit rating of A-2 as defined by Standard & Poors.

[c]      FOREIGN CURRENCY RISK

The Company is exposed to foreign  currency  translation  risk due to cash, cash
equivalents,   short-term   investments,   receivables   and  accounts   payable
denominated  in  U.S.  dollars.  As  at  March  31,  2003,  assets,   consisting
principally of cash and cash  equivalents and  receivables,  denominated in U.S.
dollars totaled US $493,574 [US $1,071,578 as at March 31, 2002] and liabilities denominated  in U.S.  dollars  totaled  US $78,028  [US  $52,383 as at March 31,
2002].

The Company does not enter into arrangements to hedge its foreign currency risk.

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

15.      COMMITMENTS

[a]      LEASE

Commitments  under an operating  lease for  equipment  for each of the next four years are as follows:

                                                                          $
-----------------------------------------------------------------------------

2004                                                                   33,493
2005                                                                   28,907
2006                                                                   12,828
2007                                                                    1,995
-----------------------------------------------------------------------------
                                                                       77,223
=============================================================================

The  following  schedule  shows the  composition  of total  rental  expense  for operating leases:

                                                                          $
-----------------------------------------------------------------------------

2002                                                                   70,732
2003                                                                   46,754
-----------------------------------------------------------------------------
                                                                      117,486
=============================================================================

[b]      TECHNOLOGY LICENSE

Under  the terms of a  technology  license  contract,  the  Company  must pay 5%
royalties to a shareholder  on sales of all products and services,  to a maximum of $3 million.  The Company  accrued  $4,082 as at March 31, 2003 [$21,056 as at
March 31, 2002] in respect of these arrangements.

16.      SEGMENTED INFORMATION

The Company considers that it operates only in one reportable  industry segment, products relating to the development of biotherapeutic  delivery systems made of proprietary  biomaterials.  The Company's  operations  and all of its assets are located in Canada. Information by geographic segment is as follows:

                                                        2003         2002
                                                          $            $
-----------------------------------------------------------------------------

Revenues from external customers
Canada                                                  69,839       27,674
United States                                           89,929      246,528
Others                                                  14,472        3,631
-----------------------------------------------------------------------------
                                                       174,240      277,833
=============================================================================

BIOSYNTECH, INC.
A development stage company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002
[In Canadian dollars]

17.      COMPARATIVE FIGURES

Certain of the 2002 comparative  figures have been  reclassified to conform with the basis of presentation adopted in the current year.

18.      SUBSEQUENT EVENT

On July 8, 2003, the Company issued to a shareholder,  an unsecured  convertible debenture of $750,000 maturing on July 8, 2004 and bearing interest at an annual rate of 7%, payable on a monthly basis. The debenture is convertible into shares of  common  stock  of the  Company  on the  maturity  date or any  business  day thereafter  until the debenture has been repaid in full. The number of shares to be issued upon  conversion  shall be determined by using a conversion rate equal to US$0.35 per share, based on the exchange rate for US dollars published by the
Bank of Canada for the business day prior to the conversion  date. The number of shares  issuable on conversion and the  conversion  price are subject to certain adjustments.

