Form 10QSB
period 2003-06-30
BIOSYNTECH INC
filed 2003-08-18
CIK 1094017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
(X)    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended           June 30, 2003
                                      ------------------------------------------

(  )   TRANSACTION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT

       For the transition period from                        to
                                      ----------------------    ----------------

Commission File Number: 0-27179
                        -------

                                BioSyntech, Inc.
        -----------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity, as of the latest  practicable date:  29,357,250 shares of Common Stock as of August 11, 2003.

            Transitional Small Business Disclosure Format (check one):

                                                 ( ) Yes (X) No

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

   Item 1. Unaudited Condensed Consolidated Interim Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2003 and       3
           March 31, 2003

           Condensed Consolidated Statements of Operations for the Three-      4
           Month Periods Ended June 30, 2003 and June 30, 2002

           Condensed Statement of Stockholders' Equity (Deficiency) from       5
           inception to June 30, 2003

           Condensed Consolidated Statements of Cash Flows for the Three-      6
           Month Periods Ended June 30, 2003 and June 30, 2002

           Notes To Condensed Consolidated Interim Financial Statements        7

   Item 2. Management's Discussion and Analysis                               11

           Risk Factors                                                       16

   Item 3. Controls and Procedures                                            19

 Part II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   20

 SIGNATURES                                                                   21

                                BIOSYNTECH, INC.

PART I. FINANCIAL  INFORMATION

Item 1. Unaudited Condensed Consolidated Interim Financial Statements

BioSyntech, Inc.
A development stage company

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 and March 31, 2003
[In Canadian dollars]
                                                                 June 30         June 30       March 31,
                                                                  2003             2003          2003
                                                                   US$              C$            C$
--------------------------------------------------------------------------------------------------------
                                                                [note 2]
                                                               [unaudited]     [unaudited]
ASSETS
Current assets
Cash and cash equivalents                                         118,901        160,219        800,038
Accounts receivable                                                53,066         71,506         35,732
Inventory                                                          38,338         51,660         47,467
Investment tax credits                                            137,291        185,000        154,000
Prepaid expenses                                                   59,599         80,310         51,869
-------------------------------------------------------------------------------------------------------
                                                                  407,195        548,695      1,089,106
-------------------------------------------------------------------------------------------------------
Property, plant and equipment                                   1,571,735      2,117,913      2,165,243
Deposits and other assets                                         483,325        651,280        650,804
-------------------------------------------------------------------------------------------------------
                                                                2,462,255      3,317,888      3,905,153
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities                          544,978        734,358        681,884
Due to stockholder, without interest and repayment terms            7,421         10,000         10,000
Deferred revenues                                                  28,681         38,648         44,154
Current portion of long-term debt                                  29,685         40,000         40,000
Current portion of obligations under capital leases                11,990         16,156         19,690
-------------------------------------------------------------------------------------------------------
                                                                  622,755        839,162        795,728
-------------------------------------------------------------------------------------------------------
Long-term debt                                                  2,090,959      2,817,567      2,753,965
Obligations under capital leases                                    7,312          9,853         13,938
-------------------------------------------------------------------------------------------------------
                                                                2,721,026      3,666,582      3,563,631
-------------------------------------------------------------------------------------------------------

Stockholders' equity (deficiency)
Common stock  (note 4)
   Par value $0.001
   Authorized 100,000,000  common shares
   Issued and outstanding
   29,357,250 common shares                                    13,586,538     18,307,860     18,307,860
Additional paid-in capital                                      2,192,221      2,954,018      2,891,760

Deficit accumulated during the development stage              (16,037,530)   (21,610,572)   (20,858,098)
-------------------------------------------------------------------------------------------------------
                                                                 (258,771)      (348,694)       341,522
-------------------------------------------------------------------------------------------------------

Basis of presentation and going concern assumption (note 2)
Subsequent event (note 6)

-------------------------------------------------------------------------------------------------------
                                                                2,462,255      3,317,888      3,905,153
=======================================================================================================

See accompanying notes

On behalf of the Board

-------------------------                                -----------------------
Director                                                 Director

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-month periods ended June 30, 2003 and 2002                                              Unaudited
[In Canadian dollars]

                                                Cumulative from
                                                 inception to
                                                 June 30, 2003       2003          2003            2002
                                                      C$              US$           C$              C$
-----------------------------------------------------------------------------------------------------------
                                                                   [note 2]
Revenues
Sales and services                                  708,152         63,001         84,894         12,475
Research and development contracts                  141,311           --             --           23,498
--------------------------------------------------------------------------------------------------------
                                                    849,463         63,001         84,894         35,973
--------------------------------------------------------------------------------------------------------

Expenses
Cost of sales and services                          307,860         28,292         38,124          3,031
Research and development                         13,811,036        271,544        365,906        569,848
Investment tax credits                           (2,183,519)       (23,006)       (31,000)       (38,000)
General and administrative                       10,240,589        210,531        283,690        353,699
Government grants                                  (250,644)          --             --             --
Interest on long-term debt and capital lease
    obligations                                     591,721         57,478         77,451         10,458
Depreciation of property, plant and equipment       780,130         35,124         47,330         46,983
Amortization of patents and trademarks               17,742          2,714          3,657             13
Amortization of debt issue costs                    141,928         24,698         33,281           --
Interest income                                    (667,676)        (1,690)        (2,277)        (6,763)
(Gain) loss on foreign exchange                    (329,132)        15,737         21,206         77,014
--------------------------------------------------------------------------------------------------------
                                                 22,460,035        621,422        837,368      1,016,283
--------------------------------------------------------------------------------------------------------
Net loss for the period                         (21,610,572)      (558,421)      (752,474)      (980,310)
Deficit accumulated during the development
    stage, beginning of period                         --      (15,479,109)   (20,858,098)   (17,205,389)
--------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                        (21,610,572)   (16,037,530)   (21,610,572)   (18,185,699)
========================================================================================================
Weighted average number of common shares
    outstanding                                                 29,357,250     29,357,250     29,222,250
Basic and diluted loss per share                                     (0.02)         (0.03)         (0.03)
========================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                                     CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From inception to June 30, 2003                                                                                            Unaudited
[In Canadian dollars]

                                                           Common Stock                 Common Stock
                                                      issued and outstanding       Paid-up and not issued
                                                      ----------------------       ----------------------
                                                      Shares          Amount        Shares       Amount
                                                                        $                           $
-------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                   8,525,000              1
Net loss 1996 [325 day period]                                  -              -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                 8,525,000              1
Net loss 1997                                                   -              -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                 8,525,000              1
Deemed common stock paid up as of January 31,
 1998 and issued on August 3, 1998                              -        215,000
Net loss 1998                                                   -              -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                 8,525,000        215,001
Deemed common stock issued for cash                     1,746,579      1,083,108
Deemed common stock issued in exchange
 for services                                           1,940,000      1,455,000
Deemed options granted to consultants                           -              -
Net loss 1999
Deemed share issuance costs                                     -        (90,200)
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                12,211,579      2,662,909
Deemed common stock issued for cash                     1,893,457      2,595,222
Deemed common stock issued in exchange for
 intellectual property                                  1,072,000      1,072,000
Deemed options granted to consultants                           -              -
Net loss and comprehensive loss for the period
  from April 1, 1999 to February 28, 2000                       -              -
-------------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                   15,177,036      6,330,131
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.    12,095,000      2,873,848
March 31, 2000, issuance                                  843,500      4,270,243
Share issue costs                                               -       (341,520)
Net loss and comprehensive loss for the period
 from February 29, 2000 to March 31, 2000                       -              -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                28,115,536     13,132,702
Share issuances                                         1,066,714      5,487,419
Options granted to consultants                                  -              -
Share issue costs                                               -       (373,746)
Net loss 2001                                                   -              -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                29,182,250     18,246,375
Common stock issued to a consultant in
 exchange for services                                     40,000         39,483
Common stock to be issued to a consultant in
 exchange for services                                          -              -       15,000        11,009
Exchangeable shares of the subsidiary of the
Company issued as part of a settlement                          -              -
Options granted to consultants                                  -              -
Net loss 2002                                                   -              -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                                29,222,250     18,285,858       15,000        11,009
Common stock issued to a consultant in
 exchange for services                                     35,000         22,002      (15,000)      (11,009)
Warrants granted to a debtor                                    -              -
Options granted to consultants                                  -              -            -             -
Common stock issued in exchange for
 exchangeable shares issued as a part of settlement       100,000              -            -             -
Net loss 2003                                                   -              -            -             -
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                                29,357,250     18,307,860            -             -
Options granted to consultants (note 4)                         -              -            -             -
Net loss for the period from April 1, 2003
 to June 30, 2003                                               -              -            -             -
-------------------------------------------------------------------------------------------------------------
                                                       29,357,250     18,307,860            -             -
=============================================================================================================

US Dollars  (note 2)
Balance, June 30, 2003                                                13,586,538                          -
=============================================================================================================

                                       5a

BioSyntech, Inc.
A development stage company

                                     CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From inception to June 30, 2003                                                                                            Unaudited
[In Canadian dollars]

                                                     Additional paid-
                                                          in            Accumulated
                                                        capital          deficit             Total
                                                           $                 $                 $
-----------------------------------------------------------------------------------------------------
Balance, May 10, 1995                                             -               -                1
Net loss 1996 [325 day period]                                    -          (2,865)          (2,865)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                           -          (2,865)          (2,864)
Net loss 1997                                                     -          (9,332)          (9,332)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                           -         (12,197)         (12,196)
Deemed common stock paid up as of January 31,
 1998 and issued on August 3, 1998                                 -               -          215,000
Net loss 1998                                                     -        (236,987)        (236,987)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                           -        (249,184)         (34,183)
Deemed common stock issued for cash                               -               -        1,083,108
Deemed common stock issued in exchange
 for services                                                     -               -        1,455,000
Deemed options granted to consultants                     1,309,350               -        1,309,350
Net loss 1999                                                     -      (4,165,657)      (4,165,657)
Deemed share issuance costs                                       -               -          (90,200)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                   1,309,350      (4,414,841)        (442,582)
Deemed common stock issued for cash                               -               -        2,595,222
Deemed common stock issued in exchange for
 intellectual property                                            -               -        1,072,000
Deemed options granted to consultants                       406,560               -          406,560
Net loss and comprehensive loss for the period
 from April 1, 1999 to February 28, 2000                          -      (2,850,977)      (2,850,977)
-----------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                      1,715,910      (7,265,818)         780,223
Acquisition of BioSyntech, Inc. by Bio Syntech Ltd.               -               -        2,873,848
March 31, 2000, issuance                                          -               -        4,270,243
Share issue costs                                                 -               -         (341,520)
Net loss and comprehensive loss for the period
 from February 29, 2000 to March 31, 2000                         -        (389,306)        (389,306)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                   1,715,910      (7,655,124)       7,193,488
Share issuances                                                   -               -        5,487,419
Options granted to consultants                              237,500               -          237,500
Share issue costs                                                 -               -         (373,746)
Net loss 2001                                                     -      (5,015,134)      (5,015,134)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                   1,953,410     (12,670,258)       7,529,527
Common stock issued to a consultant in
 exchange for services                                            -               -           39,483
Common stock to be issued to a consultant in
 exchange for services                                            -               -           11,009
Exchangeable shares of the subsidiary of the
Company issued as part of a settlement                      114,248               -          114,248
Options granted to consultants                              520,033               -          520,033
Net loss 2002                                                     -      (4,535,131)      (4,535,131)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 2002                                   2,587,691     (17,205,389)       3,679,169
Common stock issued to a consultant in
 exchange for services                                                                        10,993
Warrants granted to a debtor                                288,933               -          288,933
Options granted to consultants                               15,136                           15,136
Common stock issued in exchange for
 exchangeable shares issued as a part of settlement               -               -                -
Net loss 2003                                                     -      (3,652,709)      (3,652,709)
-----------------------------------------------------------------------------------------------------
Balance, March 31, 2003                                   2,891,760     (20,858,098)         341,522
Options granted to consultants (note 4)                      62,258                           62,258
Net loss for the period from April 1, 2003
 to June 30, 2003                                                 -        (752,474)        (752,474)
-----------------------------------------------------------------------------------------------------
                                                          2,954,018     (21,610,572)        (348,694)
=====================================================================================================

US Dollars  (note 2)
Balance, June 30, 2003                                    2,192,221     (16,037,530)        (258,771)
=====================================================================================================

See accompanying notes

                                       5b

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-month periods ended June 30, 2003 and 2002
[In Canadian dollars]                                                                                          Unaudited

                                                             Cumulative from
                                                               inception to
                                                                  June 30        June 30          June 30        June 30
                                                                   2003            2003            2003           2002
                                                                    C$             US$              C$             C$
-------------------------------------------------------------------------------------------------------------------------
                                                                                 [note 2]
OPERATING ACTIVITIES
Net loss                                                       (21,610,572)      (558,421)      (752,474)      (980,310)
Adjustments for:
    Depreciation of property, plant and equipment                  780,130         35,124         47,330         46,983
    Amortization of patents and trademarks                          17,742          2,714          3,657             13
    Amortization of debt issue costs                               141,928         24,698         33,281           --
    Services paid by the issuance of common stock                2,588,485           --             --            6,813
    Exchangeable shares of the subsidiary of the
        Company issued as part of a settlement                     114,248           --             --             --
Options granted to consultants                                   2,550,837         46,203         62,258           --
Accrued interest on long-term debt                                 250,900         54,621         73,602          2,192
Exchange loss (gain)                                              (428,722)        22,329         30,089          7,464
Exchange loss on short-term investments                              4,129           --             --           68,640
Changes in operating assets and liabilities
    Accounts receivable                                            (71,506)       (26,548)       (35,774)       (11,985)
    Inventory                                                      (51,660)        (3,112)        (4,193)         1,480
    Investment tax credits                                        (185,000)       (23,006)       (31,000)       (38,000)
    Prepaid expenses                                               (80,310)       (21,106)       (28,441)        35,099
    Deferred revenues                                               38,648         (4,086)        (5,506)        (3,095)
    Accounts payable and accrued liabilities                       691,950         38,942         52,474         71,146
-------------------------------------------------------------------------------------------------------------------------

Cash flows related to operating activities                     (15,248,773)      (411,648)      (554,697)      (793,560)
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,172,103)          --             --           (2,705)
Purchase of short-term investments                              (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                 1,585,129           --             --             --
Deposits, patents and trademarks                                  (296,732)       (27,765)       (37,414)          --
-------------------------------------------------------------------------------------------------------------------------

Cash flows related to investing activities                      (1,472,964)       (27,765)       (37,414)        (2,705)
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in long term debt                                       3,190,000           --             --        2,000,000
Repayment of long term debt                                       (583,333)        (7,421)       (10,000)       (10,000)
Net increase in due to stockholder                                  10,000           --             --             --
Repayment of obligations under capital leases                   (1,699,982)        (5,654)        (7,619)        (6,225)
Proceeds from issuance of shares                                17,047,710           --             --             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Share issue costs                                                 (805,466)          --             --
Debt issue costs                                                  (199,315)          --             --             --
-------------------------------------------------------------------------------------------------------------------------

Cash flows related to financing activities                      16,453,234        (13,075)       (17,619)     1,983,775
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents       428,722        (22,329)       (30,089)        (7,464)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash  and cash equivalents              160,219       (474,817)      (639,819)     1,180,046
Cash and cash equivalents, beginning of period                        --          593,718        800,038        443,145
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           160,219        118,901        160,219      1,623,191
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2003                                                          Unaudited
[In Canadian dollars]

1.          ORGANIZATION AND OPERATIONS OF THE COMPANY

The Company,  which is a  development  stage  company,  is engaged  primarily in research  and  development  since its  inception in 1995.  The Company  develops
advanced  biomaterials   specializing  in  tissue  engineering  and  therapeutic
delivery focusing on the repair of damaged tissue in the human body like bone or cartilage. The Company is also engaged in the development of advanced injectable biomaterials for the delivery of cells and genetic  material and  biotherapeutic
agents.  The  Company  also  develops  instrumentation   products.  The  Company
currently  has  products  at  different  stages of  development,  including  the pre-clinical  trial  stage.  The Company  has limited  revenues to date and such revenues have principally come from sales of instrumentation products.

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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates  that losses  will  continue  for the  foreseeable  future.  For the three-month period ended June 30, 2003 and the year ended March 31, 2003, losses amounted to $752,474 and $3,652,709  respectively  and  accumulated  deficit was
$21,610,572 as at June 30, 2003. Furthermore,  the Company has not completed the development  of any product that can  generate  the level of sales  necessary to enable the Company to continue its operations  without  outside  financing.  The
Company's  ability to continue as a going  concern is uncertain and is dependent principally  upon its ability to obtain further  financing to complete  research and development projects and market products, achieve profitable operations, and generate  positive cash flows from  operations,  as to which no assurance can be given.

It is  expected  that  additional  funds will  continue  to be  required  for an indefinite period as no estimate can be made as to when the Company will achieve profitability.  The  Company  continues  to limit  operating  costs and  capital expenditures  based on its estimated cash requirements and financing  available.
Management  continues  to  negotiate  further  financing.  The  success of these negotiations is dependent on a number of items outside the Company's control and there is substantial  uncertainty  about the Company's  ability to  successfully complete any negotiations for future financings (see note 6).

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2003                                                          Unaudited
[In Canadian dollars]

 2.        BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION [Cont'd]

In the opinion of management,  the accompanying condensed consolidated financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
accruals,  considered  necessary to present fairly the financial  position as of
June 30,  2003,  the results of  operations  and cash flows for the  three-month period ended June 30, 2003. The balance sheet at March 31, 2003 has been derived from the audited financial  statements at that date but does not include all the information and footnotes required by generally accepted  accounting  principles for  complete  financial  statements.  For  further  information,  refer  to the financial  statements and notes thereto  included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003.

US dollar amounts presented on the condensed consolidated balance sheets and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the  closing  exchange  rate at June 30,  2003,  which was  $1.3475
Canadian dollar per US dollar.

The accompanying  unaudited condensed  consolidated financial statements include the accounts of  BioSyntech,  Inc.,  Bio Syntech Canada Inc. and the accounts of
Biosyntech Europe S.A.R.L. All intercompany  transactions and balances have been eliminated.

3.        STOCK-BASED COMPENSATION

The Company applies the intrinsic value method for options granted to employees.
Had  compensation  cost for the Company's stock options been determined based on the fair value at the grant date,  the Company's pro forma net loss and loss per share would be as follows:

                                                            Three-month     Three-month   Three-month
                                         Cumulative from    period ended   period ended   period ended
                                           Inception to        June 30,      June 30,       June 30,
                                          June 30, 2003         2003           2003          2002
                                                C$               US$            C$            C$
-----------------------------------------------------------------------------------------------------
                                                              [Note 2]

Net loss, as reported                       (21,610,572)      (558,421)      (752,474)      (980,310)
Total stock-based employee compensation
expense determined under fair value based
method                                        3,849,630         19,837         26,730         97,011
                                            --------------------------------------------------------
Pro forma net loss                          (25,460,202)      (578,258)      (779,204)    (1,077,321)
                                            ========================================================

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2003                                                          Unaudited
[In Canadian dollars]

3.        STOCK-BASED COMPENSATION [CONT'D]

                                                Three-month      Three-month     Three-month
                               Cumulative from  period ended     period ended    period ended
                                 Inception to     June 30,         June 30,       June 30,
                                June 30, 2003      2003              2003            2002
                                     C$             US$               C$             C$
-------------------------------------------------------------------------------------------
                                                 [Note 2]
Loss per share:
Basic and diluted - as reported                  $   0.02          $   0.03      $   0.03
Basic and diluted - pro forma                    $   0.02          $   0.03      $   0.04

The  effects  of  applying  the  fair  value  based  method  for the  pro  forma disclosures  are not  representative  of the effects  expected  on reported  net earnings  in future  years,  since  valuations  are  based on highly  subjective assumptions  about the future,  including  stock price  volatility  and exercise patterns.

4.        STOCKHOLDERS' EQUITY (DEFICIENCY)

STOCK OPTIONS

BIOSYNTECH INC.

On November 29, 2001, the Company has granted options to purchase 957,500 common shares to consultants.  Some of these options vest over a three-year period from the date of grant.  The fair value of the  options was  calculated  from time to time when services are rendered,  using the Black-Scholes  option-pricing model.
As a result, $27,463 was recorded under research and development expenses during the three-month period ended June 30, 2003.

On May 8, 2003,  the Company also  granted  options to purchase  100,000  common
shares  to   consultants  in  exchange  for  services  to  be  rendered  over  a twelve-month  period  starting on April 1, 2003 at an exercise price of US$0.32.
These  options vest  immediately  and can be exercised  over a five-year  period beginning  on May 8, 2003.  The fair value of the options is $34,795,  which was calculated at the date of grant, using the Black-Scholes  option-pricing  model.
During the  three-month  period ended June 30, 2003,  $4,350 was recorded  under research and  development  expenses,  $4,350 was recorded  under  administrative expenses and $26,095 is presented under prepaid expenses.

During the  three-month  period ended June 30, 2003,  options to purchase 40,000 shares of the common stock of the Company,  were  forfeited  because the options were not exercised within 90 days after the termination date of some employees.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2003                                                          Unaudited
[In Canadian dollars]

5.          COMPARATIVE FIGURES

Certain of the 2002 comparative  figures have been  reclassified to conform with the basis of presentation adopted in the current quarter.

6.          SUBSEQUENT EVENT

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
We are unsure whether we can complete the development of our products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or  noncompetitive.  Based on our  current  operating  plan,  assuming  we raise
$3,000,000 from a planned private placement and the additional  $10,000 from the loan from the  Business  Development  Bank of Canada held in escrow,  we believe that our  financial  resources  are  sufficient  to meet our planned  activities through  fiscal  year  2004.  We expect,  however,  that  additional  funds will continue to be required for an  indefinite  period as no estimate can be made as to when we will achieve profitability (See Liquidity and Capital Resources).

            To date, we have incurred substantial losses from operations, and as of June 30, 2003, we had an  accumulated  deficit of  $21,610,572.  We expect to incur  substantial  operating  expenses  in the  future to support  our  product development  efforts  and expand our  technical  and  management  personnel  and organization, subject to our obtaining financing.

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

Rate at filing date (August 14, 2003)           1.3934

                                                 2003              2002
                                                 ----              ----
Rate at end of period (June 30)                 1.3475            1.5162

Period                                 High for the period    Low for the period
------                                 -------------------    ------------------

July 2003                                       1.3876            1.3761

June 2003                                       1.3591            1.3474
May 2003                                        1.3908            1.3789
April 2003                                      1.4639            1.4543
March 2003                                      1.4801            1.4714
February 2003                                   1.5161            1.5092

Period                                 Average for the period
------                                 ----------------------

Three Month Period Ended June 30, 2003          1.3984
Three Month Period Ended June 30, 2002          1.5543
Fiscal year ended March 31, 2003                1.5479
Fiscal year ended March 31, 2002                1.5655

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

Patents and Trademarks

            The  costs  associated  with the  acquisition  and  application  for patents and  trademarks  have been  capitalized  and are being  amortized on the straight-line  basis over 20 years for patents and 10 years for trademarks.  The
Company  regularly  reviews the  carrying  value of patents and  impairments  is recognized  when the  expected  future  operating  cash flows  derived  from the patents is less than their carrying value.

Recent Accounting Pronouncements

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

            RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in our  condensed consolidated statements of operations for the three-month periods ended June 30,
2003 and 2002 (in thousands of CDN$).

                                                      Three-month
                                                        Periods
                                                     Ended June 30,
                                                  2003         2002
REVENUES
Sales and Services                             $   84.9   $     12.4
Research and development contracts                              23.5
                                               ---------------------
Total Revenues                                 $   84.9   $     35.9

EXPENSES
Cost of Sales and Services                     $   38.1   $      3.0
Research and Development                          365.9        569.8
Investment Tax Credits                            (31.0)       (38.0)
General and Administrative (Net of Grants)        283.7        353.7
Depreciation of Property, Plant and Equipment      47.3         47.0
Amortization of Patents and Trademarks              3.7           --
Amortization of Debt Issue Costs                   33.3           --
Interest Income                                   (2.3)        (6.8)
Interest Expense                                   77.5         10.5
Loss on Foreign Exchange                           21.2         77.0
                                              ----------------------
Total Expenses                                $   837.4   $  1,016.2

Net Loss                                      $   752.5   $    980.3
                                              ======================

Revenues

            During the  three-month  period ended June 30, 2003, we had revenues of $84,894 and a net loss of $752,474  compared to revenues of $35,973 and a net loss of $980,310 for the three-month period ended June 30, 2002. The increase in revenues  is due to sales and  services  resulting  from an increase in sales of instrumentation  devices.

            Losses per share were $0.03 for the  three-month  periods ended June
30, 2003 and 2002.

Research and development

            Research and development  expenses were $365,906 for the three-month period ended June 30, 2003 compared to $569,848 for the three-month period ended
June 30,  2002.  The  decrease  of  $203,942 is  primarily  attributable  to the reductions of the cost of pre-clinical toxicological studies, the lower expenses for the acquisition of research and  development  equipment and the fact that we have  transferred  a  larger  part of our  research  and  development  at  Ecole
Polytechnique de Montreal where some 15 people are working almost exclusively on our projects  and are  renumerated  through  Ecole  Polytechnique  offset by the increases in compensation expenses related to options granted to consultants and the royalties fees for technological rights.

Investment tax credits

            We claim an investment tax credit on all our allowable  research and development  expenses.  The amount we accrued for the  three-month  period ended
June 30, 2003 is $31,000  compared to $38,000 for the  three-month  period ended
June  30,  2002,  representing  a  decrease  of  $7,000.  The  decrease  in  the three-month period ended June 30, 2003 is directly attributable to a lower level of allowable research and development expenses.

General and administrative

            General and  administrative  expenses  (net of grants) were $283,690 for the  three-month  period  ended June 30, 2003  compared to $353,699  for the three-month period ended June 30, 2002,  representing a decrease of $70,009. The decrease  is  principally  attributable  to a  decrease  in  expense  related to professional  fees,  a  reduction  of  administrative  personnel,  a decrease in expenses related to communications  with our  stockholders,  to marketing and to the tax on capital offset by the incurrence of directors and officers insurance, the increases in compensation expenses related to options granted to consultants and expenses related to maintenance of our principal place of business.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $47,330 for the  three-month  period ended
June 30,  2003  compared to $46,983 for the  three-month  period  ended June 30,
2002,  representing a slight  increase of $347. The increase in the  three-month period ended June 30, 2003 was principally  attributable to the increased amount of  property,  plant and  equipment  we held  during the period  compared to the amount of  property,  plant and  equipment we held during the same period of the last fiscal year.

Amortization of Patents and Trademarks

            Amortization  expense was $3,657 for the  three-month  period  ended
June 30, 2003  compared to $13 for the  three-month  period ended June 30, 2002, representing  an  increase  of $3,644.  The  increase  was  attributable  to the amortization of our  capitalization of the costs associated with the acquisition and  application  for  patents  and  trademarks  during the fiscal year 2003 and during the three-month period ended June 30, 2003.

Amortization of Debt Issue Costs

            Amortization  expense was $33,281 for the  three-month  period ended
June 30, 2003 compared to no  amortization  expense for the  three-month  period ended June 30,  2002,  representing  an increase of $33,281.  The  increase  was attributable to the amortization of our new debt issue costs related to the loan from the Business Development Bank of Canada (the "BDC") consummated on June 26,
2002.

Interest Income and Interest Expense

            Interest  income  represents  income  earned  on our  cash  and cash equivalents.  Interest income for the three-month period ended June 30, 2003 was
$2,277  compared  to $6,763 for the  three-month  period  ended  June 30,  2002, representing a decrease of $4,486.  The decrease in the three-month period ended
June 30, 2003 is primarily due to a higher level of cash on hand and  short-term investments during the same period in the fiscal year ended March 31, 2003.

            Interest  expense was $77,451 for the three-month  period ended June
30,  2003  compared to $10,458 for the  three-month  period  ended June 30, 2002 representing  an increase of $66,993.  The  increase in the  three-month  period ended June 30, 2003 was primarily  attributable to the interest expenses related to the loan from BDC consummated on June 26, 2002.

Loss on Foreign Exchange

            Loss on foreign  exchange  was  $21,206 for the  three-month  period ended June 30, 2003  compared to a loss of $77,014  for the  three-month  period ended June 30,  2002,  representing  a decrease  of $55,808.  The  decrease is a result  of (i) a  lesser  amount  of  cash on hand  and  short-term  investments denominated in USD during the period and (ii) a higher  variation in the closing
CDN to USD  foreign  exchange  rate  from  the  beginning  and  the  end of each three-month period (from 1.5942 at March 31, 2002 to 1.5162 at June 30, 2002 and from 1.4678 at March 31, 2003 to 1.3475 at June 30, 2003).

Liquidity, Capital Resources and Going Concern Uncertainty

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult  to  predict.  Our  cash  position  as of June 30,  2003 was  $160,219
(including cash equivalents) as compared to $800,038 as of March 31, 2003.

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
Partial or full payment, without penalty, is allowed before the maturity date of the BDC  Loan.  This  agreement  contains  affirmative  and  negative  covenants customary  of such loans  including,  but not  limited  to,  those  relating  to limitations  on  capital  expenditures.  As part  of the  agreement,  we  issued warrants to purchase  1,000,000  shares of our common stock,  $.001 per value at
US$0.33 per share to BDC. These  warrants are currently  exercisable at any time over a five-year  term from the date of issuance.  If market  value  exceeds the exercise  price,  BDC shall have the option to  exercise  the  warrants on a net issue basis by obtaining a number of shares equivalent to the difference between the market value and the exercise price.

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

            We are in the  process  of  raising  $3,000,000  through  a  private placement  consisting  of our common  stock and  warrants to purchase our common stock. To date, the private  placement has not been consummated and there can be no assurance  that we will be able to raise any money in the private  placement.
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

Employee Count

            As of August 11, 2003, we had 20 employees,  of whom 14 were engaged in research and development  and 6 were engaged in corporate and  administrative activities.  Except for one employee in our research and development team who is involved in the manufacture of the Mach-1,  we have no other employees  involved in the manufacture of our products. We anticipate our total employee count to be approximately 24 employees by the end of fiscal year 2004. Furthermore,  we have transferred a larger part of our research and development at Ecole  Polytechique de Montreal where some 15 people are working almost exclusively on our projects.
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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
WILL INCUR MORE LOSSES FOR THE  FORESEEABLE  FUTURE;  THEREFORE,  WE HAVE DOUBTS
ABOUT  OUR  ABILITY  TO  CONTINUE  AS A  GOING  CONCERN.  WE  MAY  NEVER  BECOME
PROFITABLE.

            As of June 30, 2003 our accumulated deficit was $21,610,572.  We had net operating losses of $752,474 and $3,652,709 for the three-month period ended
June 30,  2003 and the fiscal  year ended March 31,  2003,  respectively.  These
losses  represent  mainly  research  and  development   costs  and  general  and
administrative  expenses. We expect to have substantial additional expenses over the next  several  years as our  research  and  development  activities  and the process of seeking  regulatory  approval  of our  products,  including  clinical trials,  accelerate.  The  independent  accountant's  report  on  our  financial statements  for the fiscal year ended  March 31, 2003 states that our  recurring operating  losses  and  generated  negative  cash flows  from  operations  raise substantial  doubt about our ability to continue as a going  concern.  We expect that our expenses will result in additional losses,  because we do not expect to have significant revenues, from the sale of products for the next several years.

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

ITEM 3. CONTROLS AND PROCEDURES

            As of August 12, 2003,  our  President and Chief  Executive  Officer
supervised and participated in an evaluation of the  effectiveness of the design and  operations of our  disclosure  control and  procedures (as defined in Rules
13a-14 and 15d-14 under the Securities  Exchange Act of 1934). Our President and
Chief Executive Officer has concluded that, based on his evaluation as of a date within 90 days of the filing of this Form 10-QSB,  our  disclosure  controls and procedures  were  effective as of June 30, 2003.  There has been no  significant changes in our internal  controls or in other  factors that could  significantly affect these controls  subsequent to the date of his  evaluation,  including any
corrective  actions  with  regard  to  significant   deficiencies  and  material
weaknesses.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits -

            Ex. 31 - Controls  and  Procedures  Certificate  of Chief  Executive
            Officer dated August 14, 2003.(1)(2)

            Ex. 32 -  Statement  under  oath of Chief  Executive  Officer  dated
            August 14, 2003. (1) (2)

            ----------------------------

            (1) Filed. Herewith

            (2) We presently do not have any Chief Financial Officer.  We are in the hiring process for a new Chief Financial Officer.

            (b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                BIOSYNTECH, INC.

Dated: August 14, 2003
                                By: /s/ Amine Selmani
                                    ----------------------------------
                                    Name: Amine Selmani
                                    Title: Chief Executive Officer and President

                                By: /s/ Lucie Duval
                                    ------------------------------------
                                    Name: Lucie Duval
                                    Title: Chief Accounting Officer and Controller

