Form 10QSB
period 2003-09-30
BIOSYNTECH INC
filed 2003-11-14
CIK 1094017

                               U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 2003
                                     ---------------------------

(  )  TRANSACTION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT

      For the transition period from _________ to ________

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

                                 (450) 686-2437
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

            Check whether the issuer(1)  filed all reports  required to be filed by  Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorted  period that issuer was required to file such report),  and (2) has been subject tot such filing requirements for the part 90 days.

            Yes         [X]         No          [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity, as of the latest  practicable date:  31,896,250 shares of Common Stock as of November 7, 2003.

            Transitional Small Business Disclosure Format (check one):

            Yes         [X]         No          [   ]

                                BIOSYNTECH, INC.
                                TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------

PART I.      FINANCIAL INFORMATION

     Item 1. Unaudited Condensed Consolidated Interim Financial Statements

             Condensed Consolidated Balance Sheets as of  September 30, 2003 and     3
             March 31, 2003

             Condensed Consolidated Statements of Operations for the Three-          4
             Month Periods Ended September 30, 2003 and September 30, 2002

             Condensed Consolidated Statements of Operations for the Six-            5
             Month Periods Ended September 30, 2003 and September 30, 2002

             Condensed Statement of  Stockholders' Equity (Deficiency) from          6
             inception to September 30, 2003

             Condensed Consolidated Statements of Cash Flows for the Three-          8
             Month Periods Ended September 30, 2003 and September 30, 2002

             Condensed Consolidated Statements of Cash Flows for the Six-            9
             Month Periods Ended September 30, 2003 and September 30, 2002

             Notes To Condensed Consolidated Interim Financial Statements           10

     Item 2. Management's Discussion and Analysis                                   16

             Risk Factors                                                           22

     Item 3. Controls and Procedures                                                25

Part II.     OTHER INFORMATION

     Item 1. Legal proceedings                                                      26

     Item 2. Changes in securities  and use of proceeds                             26

     Item 6. Exhibits and Reports on Form 8-K                                       27

SIGNATURES                                                                          28

                                BIOSYNTECH, INC.

PART I. FINANCIAL  INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

BioSyntech, Inc.
A development stage company

                               CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and March 31, 2003
[In Canadian dollars]
                                                               September 30   September 30     March 31,
                                                                    2003         2003            2003
                                                                    US$           C$              C$
---------------------------------------------------------------------------------------------------------
                                                                [Unaudited]   [Unaudited]
                                                                  [note 2]
ASSETS
Current assets
Cash and cash equivalents                                         881,320      1,189,694        800,038
Accounts receivable                                                30,590         41,293         35,732
Inventory                                                          42,045         56,756         47,467
Investment tax credits                                            167,420        226,000        154,000
Prepaid expenses                                                   65,125         87,912         51,869
-------------------------------------------------------------------------------------------------------
                                                                1,186,500      1,601,655      1,089,106
-------------------------------------------------------------------------------------------------------
Property, plant and equipment                                   1,540,113      2,078,999      2,165,243
Deposits and other assets                                         473,659        639,392        650,804
-------------------------------------------------------------------------------------------------------
                                                                3,200,272      4,320,046      3,905,153
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities                          465,707        628,658        681,884
Due to stockholder, without interest and repayment terms            7,408         10,000         10,000
Unsecured convertible debenture (note 4)                          555,597        750,000           --
Deferred revenues                                                  28,630         38,648         44,154
Current portion of long-term debt                                  29,632         40,000         40,000
Current portion of obligations under capital leases                11,921         16,092         19,690
-------------------------------------------------------------------------------------------------------
                                                                1,098,895      1,483,398        795,728
-------------------------------------------------------------------------------------------------------
Long-term debt                                                  2,132,656      2,878,873      2,753,965
Obligations under capital leases                                    4,176          5,637         13,938
-------------------------------------------------------------------------------------------------------
                                                                3,235,727      4,367,908      3,563,631
-------------------------------------------------------------------------------------------------------

Stockholders' equity (deficiency) (note 5)
Common stock
  Par value $0.001
  Authorized 100,000,000  common shares
  Issued and outstanding
  31,796,250 common shares                                     14,377,318     19,407,941     18,307,860
Additional paid-in capital                                      2,262,259      3,053,823      2,891,760
Deficit accumulated during the development stage              (16,675,032)   (22,509,626)   (20,858,098)
-------------------------------------------------------------------------------------------------------
                                                                  (35,455)       (47,862)       341,522
-------------------------------------------------------------------------------------------------------

Basis of presentation and going concern assumption (note 2)
Contingency (note 7)
Subsequent event (note 8)
Financing (note 9)
-------------------------------------------------------------------------------------------------------
                                                                3,200,272      4,320,046      3,905,153
-------------------------------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board

--------------------------                          ----------------------------
Director                                            Director

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-month periods ended September 30, 2003 and 2002                                          Unaudited
[In Canadian dollars]

                                             Cumulative from
                                               inception to
                                               September 30,
                                                    2003              2003          2003           2002
                                                     C$                US$           C$              C$
---------------------------------------------------------------------------------------------------------
                                                                   [note 2]
Revenues
Sales and services                                  713,866          4,233          5,714         16,529
Research and development contracts                  141,311           --             --           23,371
---------------------------------------------------------------------------------------------------------
                                                    855,177          4,233          5,714         39,900
---------------------------------------------------------------------------------------------------------

Expenses
Cost of sales and services                          310,742          2,135          2,882          3,054
Research and development                         14,243,463        320,340        432,427        529,362
Investment tax credits                           (2,224,519)       (30,373)       (41,000)       (38,000)
General and administrative                       10,584,215        254,557        343,626        394,306
Government grants                                  (250,644)          --             --          (24,897)
Interest on long-term debt and capital lease
    obligations                                     680,051         65,434         88,330         55,464
Depreciation of property, plant and equipment       828,123         35,553         47,993         47,100
Amortization of patents and trademarks               21,618          2,871          3,876             12
Amortization of debt issue costs                    175,290         24,714         33,362         37,711
Interest income                                    (671,012)        (2,471)        (3,336)       (12,723)
(Gain) loss on foreign exchange                    (332,524)        (2,513)        (3,392)       (66,042)
---------------------------------------------------------------------------------------------------------
                                                 23,364,803        670,247        904,768        925,347
---------------------------------------------------------------------------------------------------------
Net loss for the period                         (22,509,626)      (666,014)      (899,054)      (885,447)
Deficit accumulated during the development
    stage, beginning of period                         --      (16,009,017)   (21,610,572)   (18,185,699)
---------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                        (22,509,626)   (16,675,031)   (22,509,626)   (19,071,146)
=========================================================================================================
Weighted average number of common shares
    outstanding                                                 30,232,109     30,232,109     29,222,250
Basic and diluted loss per share                                     (0.02)         (0.03)         (0.03)
=========================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six-month periods ended September 30, 2003 and 2002                                            Unaudited
[In Canadian dollars]

                                                Cumulative from
                                                 inception to
                                                 September 30,
                                                     2003           2003            2003            2002
                                                      C$             US$             C$              C$
---------------------------------------------------------------------------------------------------------
                                                                  [note 2]
Revenues:
Sales and services                                  713,866         67,122         90,608         29,004
Research and development contracts                  141,311           --             --           46,869
---------------------------------------------------------------------------------------------------------
                                                    855,177         67,122         90,608         75,873
---------------------------------------------------------------------------------------------------------

Expenses
Cost of sales                                       310,742         30,377         41,006          6,085
Research and development                         14,243,463        591,402        798,333      1,099,210
Investment tax credits                           (2,224,519)       (53,337)       (72,000)       (76,000)
General and administrative                       10,584,215        464,713        627,316        747,922
Government grants                                  (250,644)          --             --          (24,814)
Interest on long-term debt and capital lease
    obligation                                      680,051        122,810        165,781         65,922
Depreciation of property, plant and equipment       828,123         70,615         95,323         94,083
Amortization of patents and trademarks               21,618          5,580          7,533             25
Amortization of debt issue costs                    175,290         49,369         66,643         37,711
Interest income                                    (671,012)        (4,158)        (5,613)       (19,486)
(Gain) loss on foreign exchange                    (332,524)        13,197         17,814         10,972
---------------------------------------------------------------------------------------------------------
                                                 23,364,803      1,290,568      1,742,136      1,941,630
---------------------------------------------------------------------------------------------------------
Net loss for the period                         (22,509,626)    (1,223,446)    (1,651,528)    (1,865,757)
Deficit accumulated during the development
    stage, beginning of period                         --      (15,451,585)   (20,858,098)   (17,205,389)
=========================================================================================================
Deficit accumulated during the development
    stage, end of period                        (22,509,626)   (16,675,031)   (22,509,626)   (19,071,146)
---------------------------------------------------------------------------------------------------------
Weighted average number of common shares
    outstanding                                                 29,797,070     29,797,070     29,222,250
Basic and diluted loss per share                                      0.04           0.06           0.06
=========================================================================================================

    See accompanying notes

BioSyntech, Inc.
A development stage company

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                               EQUITY (DEFICIENCY)

From inception to September 30, 2003                                                                               Unaudited
[In Canadian dollars]

                                           Common Stock           Common Stock
                                     issued and outstanding   Paid-up and not issued  Additional
                                     ----------------------   ----------------------   paid-in     Accumulated
                                     Shares          Amount    Shares       Amount     capital       deficit          Total
                                                       $                      $          $              $               $
-----------------------------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                8,525,000             1                             --             --                1
Net loss 1996 [325 day period]            --            --                               --           (2,865)        (2,865)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996              8,525,000             1                             --           (2,865)        (2,864)
Net loss 1997                             --            --                               --           (9,332)        (9,332)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997              8,525,000             1                             --          (12,197)       (12,196)
Deemed common stock paid
  up as of January 31,
  1998 and issued on
  August 3, 1998                          --         215,000                             --             --          215,000
Net loss 1998                             --            --                               --         (236,987)      (236,987)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998              8,525,000       215,001                             --         (249,184)       (34,183)
Deemed common stock issued
  for cash                           1,746,579     1,083,108                             --             --        1,083,108
Deemed common stock issued
  in exchange for services           1,940,000     1,455,000                             --             --        1,455,000
Deemed options granted to
  consultants                             --            --                           1,309,350          --        1,309,350
Net loss 1999                                                                            --      (4,165,657)     (4,165,657)
Deemed share issuance costs               --         (90,200)                            --             --          (90,200)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999             12,211,579     2,662,909                         1,309,350   (4,414,841)       (442,582)
Deemed common stock issued
  for cash                           1,893,457     2,595,222                             --             --        2,595,222
Deemed common stock issued
  in exchange for
  intellectual property              1,072,000     1,072,000                             --             --        1,072,000
Deemed options granted to
  consultants                             --            --                             406,560          --          406,560
Net loss and comprehensive
  loss for the period
  from April 1, 1999 to
  February 28, 2000                       --            --                               --      (2,850,977)     (2,850,977)
-----------------------------------------------------------------------------------------------------------------------------
Deemed outstanding
  February 29, 2000                 15,177,036     6,330,131                         1,715,910   (7,265,818)        780,223
Acquisition of BioSyntech,
  Inc. by Bio Syntech Ltd.          12,095,000     2,873,848                             --             --        2,873,848
March 31, 2000, issuance               843,500     4,270,243                             --             --        4,270,243
Share issue costs                         --        (341,520)                            --             --         (341,520)
Net loss and comprehensive
  loss for the period from
  February 29, 2000 to
  March 31, 2000                          --            --                               --        (389,306)       (389,306)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000             28,115,536    13,132,702                        1,715,910    (7,655,124)      7,193,488
Common stock issued for cash         1,066,714     5,487,419                             --            --         5,487,419
Options granted to consultants            --            --                            237,500          --           237,500
Share issue costs                         --        (373,746)                            --            --          (373,746)
Net loss 2001                             --            --                               --      (5,015,134)     (5,015,134)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001             29,182,250    18,246,375                        1,953,410   (12,670,258)      7,529,527
Common stock issued to a
  consultant in exchange
  for services                          40,000        39,483                             --           --             39,483
Common stock to be issued
  to a consultant in
  exchange for services                   --            --          15,000    11,009     --           --             11,009
Exchangeable shares of the
  subsidiary of the
  Company issued as part of
  a settlement                            --            --                            114,248         --            114,248
Options granted to consultants            --            --                            520,033         --            520,033
Net loss 2002                             --            --                              --       (4,535,131)     (4,535,131)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002             29,222,250    18,285,858        15,000   11,009 2,587,691   (17,205,389)      3,679,169
Common stock issued to a
  consultant in exchange
  for services                          35,000        22,002       (15,000) (11,009)     --           --             10,993

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                         EQUITY (DEFICIENCY) (continued)

From inception to September 30, 2003                                                                               Unaudited
[In Canadian dollars]

                                           Common Stock           Common Stock
                                     issued and outstanding   Paid-up and not issued  Additional
                                     ----------------------   ----------------------   paid-in     Accumulated
                                     Shares          Amount    Shares       Amount     capital       deficit          Total
                                                       $                      $          $              $               $
-----------------------------------------------------------------------------------------------------------------------------

Warrants granted to a debtor              --            --                            288,933         --            288,933
Options granted to consultants            --            --             --       --     15,136                        15,136
Common stock issued in exchange
  for exchangeable shares
  issued as a part of settlement       100,000          --             --       --      --            --                --
Net loss 2003                             --            --             --       --      --       (3,652,709)     (3,652,709)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003             29,357,250    18,307,860           --       --  2,891,760   (20,858,098)        341,522
Options granted to consultants
   (note 5)                               --            --             --       --     62,258                        62,258
Net loss for the period from
   April 1, 2003  to June 30,
   2003                                   --            --             --       --       --        (752,474)       (752,474)
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003              29,357,250    18,307,860           --       --  2,954,018   (21,610,572)       (348,694)
Options granted to consultants
  [note 5]                                --            --             --       --     99,805           --           99,805
Common stock issued for cash
  [note 5]                           2,439,000     1,126,574           --       --       --             --        1,126,574
Share issue costs [note 5]                --         (26,493)          --       --       --             --          (26,493)
Net loss for the period from
   July 1, 2003 to September
   30, 2003                               --            --             --       --       --        (899,054)       (899,054)
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003         31,796,250    19,407,941           --       --  3,053,823   (22,509,626)        (47,862)
=============================================================================================================================

US Dollars  [note 2]
Balance, September 30, 2003                       14,377,318                        2,262,259   (16,675,032)        (35,455)
=============================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-month periods ended September 30, 2003 and 2002
[In Canadian dollars]                                                                                             Unaudited

                                                           Cumulative from
                                                            inception to
                                                             September 30,     September 30,  September 30,   September 30,
                                                                  2003             2003          2003            2002
                                                                   C$               US$           C$              C$
---------------------------------------------------------------------------------------------------------------------------
                                                                               [note 2]
OPERATING ACTIVITIES
Net loss                                                       (22,509,626)      (666,014)      (899,054)      (885,447)
Adjustments for:
  Depreciation of property, plant and equipment                    828,123         35,553         47,993         47,100
  Amortization of patents and trademarks                            21,618          2,871          3,876             12
  Amortization of debt issue costs                                 175,290         24,714         33,362         37,711
  Services paid by the issuance of common stock                  2,588,485           --             --            4,180
  Exchangeable shares of the subsidiary of the
    Company issued as part of a settlement                         114,248           --             --             --
  Options granted to consultants                                 2,650,642         73,935         99,805          2,696
  Accrued interest on long-term debt                               322,206         52,823         71,306         50,948
  Exchange loss (gain)                                            (429,061)          (251)          (339)       (32,215)
  Exchange loss on short-term investments                            4,129           --             --             --
Changes in operating assets and liabilities
  Accounts receivable                                              (41,293)        22,382         30,213          3,888
  Inventory                                                        (56,756)        (3,775)        (5,096)          --
  Investment tax credits                                          (226,000)       (30,373)       (41,000)       (38,000)
  Prepaid expenses                                                 (87,912)        (5,632)        (7,602)       (31,139)
  Deferred revenues                                                 38,648           --             --             --
  Accounts payable and accrued liabilities                         611,677        (59,466)       (80,273)      (176,801)
---------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                     (15,995,582)      (553,233)      (746,809)    (1,017,067)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,180,689)        (6,360)        (8,586)       (27,525)
Purchase of short-term investments                              (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                 1,585,129           --             --        1,326,523
Deposits, patents and trademarks                                  (322,082)       (18,779)       (25,350)         1,100
---------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                      (1,506,900)       (25,139)       (33,936)     1,300,098
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in short-term debt                                        750,000        555,597        750,000           --
Increase in long-term debt                                       3,190,000           --             --          490,000
Repayment of long-term debt                                       (593,333)        (7,408)       (10,000)       (10,000)
Net increase in due to stockholder                                  10,000           --             --             --
Repayment of obligations under capital leases                   (1,704,262)        (3,171)        (4,280)        (6,545)
Proceeds from issuance of shares                                18,174,284        834,561      1,126,574           --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Share issue costs                                                 (831,959)       (19,626)       (26,493)          --
Debt issue costs                                                  (225,235)       (19,201)       (25,920)      (120,517)
---------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                      18,263,115      1,340,752      1,809,881        352,938
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       429,061            251            339         32,215
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents            1,189,694        762,631      1,029,475        668,184
Cash and cash equivalents, beginning of period                        --          118,689        160,219      1,623,191
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         1,189,694        881,320      1,189,694      2,291,375
===========================================================================================================================

See accompanying notes

BIOSYNTECH, INC.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-month periods ended September 30, 2003 and 2002
[In Canadian dollars]                                                                                          Unaudited

                                                           Cumulative from
                                                            inception to
                                                             September 30,     September 30,  September 30,   September 30,
                                                                  2003             2003          2003            2002
                                                                   C$               US$           C$              C$
---------------------------------------------------------------------------------------------------------------------------
                                                                              [note 2]
OPERATING ACTIVITIES
Net loss                                                       (22,509,626)    (1,223,446)    (1,651,528)    (1,865,757)
Adjustments for:
    Depreciation of property, plant and equipment                  828,123         70,615         95,323         94,083
    Amortization of patents and trademarks                          21,618          5,580          7,533             25
    Amortization of debt issue costs                               175,290         49,369         66,643         37,711
    Services paid by the issuance of common stock                2,588,485           --             --           10,993
    Exchangeable shares of the subsidiary of the
      Company issued as part of a settlement                       114,248           --             --             --
    Options granted to consultants                               2,650,642        120,056        162,063          2,696
    Accrued interest on long-term debt                             322,206        107,347        144,908         53,140
    Exchange loss (gain)                                          (429,061)        22,039         29,750        (24,751)
    Exchange loss on short-term investments                          4,129           --             --           68,640
Changes in operating assets and liabilities
    Accounts receivable                                            (41,293)        (4,120)        (5,561)        (8,097)
    Inventory                                                      (56,756)        (6,881)        (9,289)         1,480
    Investment tax credits                                        (226,000)       (53,337)       (72,000)       (76,000)
    Prepaid expenses                                               (87,912)       (26,700)       (36,043)         3,960
    Deferred revenues                                               38,648         (4,079)        (5,506)        (3,095)
    Accounts payable and accrued liabilities                       611,677        (20,593)       (27,799)      (105,655)
------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                     (15,995,582)      (964,150)    (1,301,506)    (1,810,627)
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (1,180,689)        (6,360)        (8,586)       (30,230)
Purchase of short-term investments                              (1,589,258)          --             --             --
Proceeds from maturing of short-term investments                 1,585,129           --             --        1,326,523
Deposits, patents and trademarks                                  (322,082)       (46,495)       (62,764)         1,100
------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                      (1,506,900)       (52,855)       (71,350)     1,297,393
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in short-term debt                                        750,000        555,597        750,000           --
Increase in long-term debt                                       3,190,000           --             --        2,490,000
Repayment of long-term debt                                       (593,333)       (14,816)       (20,000)       (20,000)
Net increase in due to stockholder                                  10,000           --             --             --
Repayment of obligations under capital leases                   (1,704,262)        (8,815)       (11,899)       (12,770)
Proceeds from issuance of shares                                18,174,284        834,561      1,126,574           --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                              (506,380)          --             --             --
Share issue costs                                                 (831,959)       (19,626)       (26,493)          --
Debt issue costs                                                  (225,235)       (19,201)       (25,920)      (120,517)
------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                      18,263,115      1,327,700      1,792,262      2,336,713
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents       429,061        (22,039)       (29,750)        24,751
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents            1,189,694        288,656        389,656      1,848,230
Cash and cash equivalents, beginning of period                        --          592,664        800,038        443,145
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         1,189,694        881,320      1,189,694      2,291,375
========================================================================================================================

See accompanying notes

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2003                                                     Unaudited
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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates  that losses  will  continue  for the  foreseeable  future.  For the six-month  period  ended  September  30, 2003 and the year ended March 31, 2003, losses  amounted to  $1,651,528  and  $3,652,709  respectively  and  accumulated deficit was $22,509,626 as at September 30, 2003.  Furthermore,  the Company has
not  completed  the  development  of any product  that can generate the level of sales necessary to enable the Company to continue its operations without outside financing. The Company's ability to continue as a going concern is uncertain and is  dependent  principally  upon its  ability  to obtain  further  financing  to
complete  research  and  development  projects  and  market  products,   achieve
profitable operations,  and generate positive cash flows from operations,  as to which no assurance can be given.

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

September 30, 2003                                                     Unaudited
[In Canadian dollars]

2.      BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION [Cont'd]

In the opinion of management,  the accompanying condensed consolidated financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
accruals,  considered  necessary to present fairly the financial  position as of
September 30, 2003, the results of operations and cash flows for the three-month period and the six-month  period ended  September 30, 2003. The balance sheet at
March 31, 2003 has been derived from the audited  financial  statements  at that date but  does  not  include  all the  information  and  footnotes  required  by generally accepted accounting principles for complete financial statements.  For further  information,  refer  to the  financial  statements  and  notes  thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended
March 31, 2003.

US dollar amounts presented on the condensed consolidated balance sheets and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the closing  exchange rate at September 30, 2003, which was $1.3499
Canadian dollar per US dollar.

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

                                            Cumulative from  Three-month     Three-month  Three-month
                                              Inception to   period ended   period ended  period ended
                                              September 30,  September 30,  September 30, September 30,
                                                  2003          2003           2003          2002
                                                    C$           US$             C$            C$
--------------------------------------------------------------------------------------------------------
                                                              [Note 2]

Net loss, as reported                       (22,509,626)      (666,014)      (899,054)      (885,447)
Total stock-based employee compensation
expense determined under fair value based
method                                        3,971,560         90,325        121,930        296,389
                                            ---------------------------------------------------------
Pro forma net loss                          (26,481,186)      (756,339)    (1,020,984)    (1,181,836)
                                            =========================================================

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2003                                                     Unaudited
[In Canadian dollars]

3.        STOCK-BASED COMPENSATION [CONT'D]

                                 Cumulative from   Three-month     Three-month        Three-month
                                   Inception to    period ended    period ended       period ended
                                   September 30,   September 30,   September 30,      September 30,
                                      2003            2003            2003                2002
                                        C$             US$              C$                 C$
----------------------------------------------------------------------------------------------------
                                                    [Note 2]
Loss per share:
Basic and diluted - as reported                      $   0.02        $  0.03            $   0.03
Basic and diluted - pro forma                        $   0.03        $  0.03            $   0.04

                                 Cumulative from     Six-month       Six-month          Six-month
                                   Inception to    period ended    period ended       period ended
                                   September 30,   September 30,   September 30,      September 30,
                                      2003            2003            2003                2002
                                        C$             US$              C$                 C$
----------------------------------------------------------------------------------------------------
                                                    [Note 2]

Net loss, as reported             (22,509,626)     (1,223,446)     (1,651,528)        (1,865,757)
Total stock-based employee
compensation expense
determined under fair value
based method                        3,971,560         110,127         148,660            393,400
                                ---------------------------------------------------------------------
Pro forma net loss                (26,481,186)     (1,333,573)     (1,800,188)        (2,259,157)
Loss per share:
Basic and diluted - as reported                        $ 0.04          $ 0.06              $0.06
Basic and diluted - pro forma                          $ 0.04          $ 0.06              $0.08

The  effects  of  applying  the  fair  value  based  method  for the  pro  forma disclosures  are not  representative  of the effects  expected  on reported  net earnings  in future  years,  since  valuations  are  based on highly  subjective assumptions  about the future,  including  stock price  volatility  and exercise patterns.

4.          UNSECURED CONVERTIBLE DEBENTURE

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

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2003                                                     Unaudited
[In Canadian dollars]

5.        STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK ISSUED FOR CASH

On August 29, 2003, the Company issued 813 Units at a price of US$1,000 per unit pursuant to a private  placement.  Each unit is comprised of 3,000 common shares of the Company and 3,000 share  purchases  warrants.  Each warrant  entitles its holder to subscribe to one common share of the Company at a price of US$1.00 for a period of eighteen-months from the date of the closing.

STOCK OPTIONS

BIOSYNTECH INC.

On November 29, 2001, the Company has granted options to purchase 957,500 common shares to consultants.  Some of these options vest over a three-year period from the date of grant.  The fair value of the  options was  calculated  from time to time when services are rendered,  using the Black-Scholes  option-pricing model.
As a result,  $27,463 and $6,865 were recorded  under  research and  development expenses during the  three-month  period ended June 30, 2003 and the three-month period ended September 30, 2003, respectively.

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
During the  three-month  period ended June 30, 2003,  $4,350 was recorded  under research and  development  expenses,  $4,350 was recorded  under  administrative
expenses  and  $26,095  was  presented  under  prepaid   expenses.   During  the
three-month  period ended September 30, 2003, $4,313 was recorded under research and development expenses,  $4,313 was recorded under administrative expenses and
$16,874 is still presented under prepaid expenses.

On August 14, 2003, the Company also granted options to purchase  595,000 common shares  to  employees  at an  exercise  price of  $0.49.  These  options  can be exercised over a five-year period beginning on January 1, 2004. The Company also granted options to purchase 290,000 common shares to consultants in exchange for
services  rendered  at  an  exercise  price  of  US$0.35.   These  options  vest
immediately and can be exercised over a five-year period beginning on August 14,
2003. The fair value of the options is $92,940, which was calculated at the date of grant, using the Black-Scholes  option-pricing  model. During the three-month period  ended  September  30,  2003,  $92,940 was  recorded  under  research and development expenses.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2003                                                     Unaudited
[In Canadian dollars]

5. STOCKHOLDERS' EQUITY (DEFICIENCY) [CONT'D]

STOCK OPTIONS

BIOSYNTECH INC.

During the  three-month  period ended June 30, 2003,  options to purchase 40,000 shares of the common  stock of the Company  were  forfeited  because the options were not exercised within 90 days after the termination date of some employees.

During the  three-month  period ended  September  30, 2003,  options to purchase
80,000  shares of the common  stock of the Company  were  forfeited  because the options were not  exercised  within 90 days after the  termination  date of some employees.

6.          COMPARATIVE FIGURES

Certain of the 2002 comparative  figures have been  reclassified to conform with the basis of presentation adopted in the current quarter.

7.          CONTINGENCY

On September 26, 2003, one of our former employees, Alain C. Geahchan instituted a proceeding  against the Company  alleging that his  employment  was terminated without  cause and  claiming  an amount of  $130,000  in damages on account of a twelve months  indemnity in lieu of notice,  fringe  benefits,  moral damage and estimated  losses from the  cancellation  of his stock options.  Mr.  Geahchan's employment was terminated for cause and we are vigorously contesting his claims.

8.          SUBSEQUENT EVENT

In October 2003, BioSyntech,  Inc. has entered into an agreement with a Canadian underwriter under which the latter has agreed to act as agent of the Corporation for an initial  public  offering in Canada of a yet to be  determined  number of units for total  minimum  gross  proceeds of CDN $5 Million  and  maximum  gross proceeds of CDN $10 Million.  This transaction is subject to certain  conditions including normal regular pre-approval,  the signing of a formal agency agreement and the  shares of the  Corporation  being  accepted  for  listing on a Canadian
Exchange.  The  securities  will  be  offered  on a best  efforts  basis  in the
Provinces of British Columbia, Alberta, Manitoba, Ontario and Quebec.

BioSyntech, Inc.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

September 30, 2003                                                     Unaudited
[In Canadian dollars]

9.       FINANCING

On  September  29,  2003,   the  Company   accepted  a  letter  of  intent  from
Investissement  Quebec for a participating  loan amounting to $2,500,000 as part of the funding required to  commercialize  certain  products.  Such loan will be disbursed in tranches upon completion of certain  milestones or conditions to be met.  However,  terms  and  conditions  of the loan are  under  negotiation.  In addition,  the letter of intent is subject to conditions and approval by certain government authorities.

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
We are unsure whether we can complete the development of our products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or noncompetitive. Based on our current operating plan, assuming we conclude the loan  agreement  with  Investissement  Quebec of $2,500,00,  raise minimum gross proceeds of $5,000,000  from a planned initial public offering in Canada and the additional  $10,000 from the loan from the Business  Development  Bank of Canada held in escrow,  we believe that our financial  resources are sufficient to meet our planned  activities  through  fiscal  year 2005.  We expect,  however,  that additional  funds will  continue to be required for an  indefinite  period as no estimate can be made as to when we will achieve profitability (See Liquidity and
Capital Resources).

            To date, we have incurred substantial losses from operations, and as of September 30, 2003, we had an accumulated  deficit of $22,509,626.  We expect to incur  substantial  operating  expenses  in the future to support our product development  efforts  and expand our  technical  and  management  personnel  and organization, subject to our obtaining financing.

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

Rate at filing date (November 14, 2003)             1.3038

                                                     2003          2002
                                                     ----          ----
Rate at end of period (September 30)                1.3499        1.5872

Period                                   High for the period        Low for the period
------                                   -------------------        ------------------

October 2003                                      1.3281                  1.3191
September 2003                                    1.3696                  1.3594
August 2003                                       1.4023                  1.3915
July 2003                                         1.3876                  1.3761
June 2003                                         1.3591                  1.3474
May 2003                                          1.3908                  1.3789
April 2003                                        1.4639                  1.4543
March 2003                                        1.4801                  1.4714
February 2003                                     1.5161                  1.5092

Period                                    Average for the period
------                                    ----------------------

Three Month Period Ended September 30, 2003       1.3801
Three Month Period Ended September 30, 2002       1.5580
Six Month Period Ended September 30, 2003         1.3893
Six Month Period Ended September 30, 2002         1.5562
Fiscal year ended March 31, 2003                  1.5479
Fiscal year ended March 31, 2002                  1.5655

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

            RESULTS OF OPERATIONS

            The  following  table  sets  forth  certain  items in our  condensed consolidated  statements of operations for the three-month and six-month periods ended September 30, 2003 and 2002 (in thousands of CDN$).

                                                    Three-month                         Six-month
                                                      Periods                            Periods
                                                 Ended September 30,                Ended September 30,
                                                 2003           2002             2003               2002
REVENUES
Sales and Services                           $    5.7       $    16.5          $   90.6          $   29.0
Research and development contracts                 -             23.4                -               46.9
                                             ---------------------------       ---------------------------
Total Revenues                               $    5.7       $    39.9          $   90.6          $   75.9

EXPENSES
Cost of Sales and Services                   $    2.9       $     3.0          $   41.0          $    6.1
Research and Development                        432.4           529.3             798.3           1,099.2
Investment Tax Credits                          (41.0)          (38.0)            (72.0)            (76.0)
General and Administrative (Net of Grants)      343.6           369.4             627.3             723.1
Depreciation of Property, Plant and Equipment    48.0            47.1              95.3              94.1
Amortization of Patents and Trademarks            3.9              -                7.5                -
Amortization of Debt Issue Costs                 33.4            37.7              66.7              37.7
Interest Income                                  (3.3)          (12.7)             (5.6)            (19.5)
Interest Expense                                 88.3            55.5             165.8              65.9
(Gain) Loss on Foreign Exchange                  (3.4)          (66.0)             17.8              11.0
                                             ---------------------------       ---------------------------
Total Expenses                               $  904.8        $  925.3          $1,742.1          $1,941.6

Net Loss                                     $  899.1        $  885.4          $1,651.5          $1,865.7
                                             ===========================       ===========================

REVENUES

            During the  three-month  period ended  September  30,  2003,  we had revenues  of $5,714 and a net loss of  $899,054  compared to revenues of $39,900 and a net loss of $885,447 for the three-month  period ended September 30, 2002.
The  decrease  in revenues  is due to a decrease  in  research  and  development contracts. During the six-month period ended September 30, 2003, we had revenues of $90,608  and a net loss of  $1,651,528  compared to revenues of $75,873 and a net loss of $1,865,757  for the six-month  period ended  September 30, 2002. The increase in revenues is due to an increase in sales of instrumentation  devices.
Loss per share was $0.03 for each of the three-month periods ended September 30,
2003 and 2002. Loss per share was $0.06 for each of the six-month  periods ended
September 30, 2003 and 2002.

RESEARCH AND DEVELOPMENT

            Research and development  expenses were $432,427 for the three-month period ended September 30, 2003 compared to $529,362 for the three-month  period ended  September  30, 2002, or a decrease of $96,935.  Research and  development expenses  were  $798,333  for the  six-month  period  ended  September  30, 2003 compared to $1,099,210 for the six-month  period ended  September 30, 2002, or a decrease of $300,877.  The decreases were primarily  attributable to the reduced cost of  pre-clinical  toxicological  studies,  the lower expenses for royalties
fees  for  technological   rights  and  for  the  acquisition  of  research  and
development  equipment  and the  transfer of a larger part of our  research  and development at Ecole Polytechnique de Montreal ("Ecole Polytechnique") offset by

the  increases  in   compensation   expenses   related  to  options  granted  to
consultants.   Some  15  people  of  Ecole   Polytechnique  are  working  almost
exclusively on our projects and are remunerated through them.

INVESTMENT TAX CREDITS

            We claim an investment  tax credit on all our eligible  research and development  expenses.  The amount we accrued for the  three-month  period ended
September  30, 2003 is $41,000  compared to $38,000 for the  three-month  period ended  September  30, 2002,  representing  an increase of $3,000.  The amount we accrued for the six-month period ended September 30, 2003 is $72,000 compared to
$76,000 for the  six-month  period  ended  September  30, 2002,  representing  a
decrease  of  $4,000.   The  change  in  investment   tax  credits  is  directly
attributable to the level of eligible research and development expenses.

GENERAL AND ADMINISTRATIVE

            General and  administrative  expenses  (net of grants) were $343,626 for the three-month period ended September 30, 2003 compared to $369,409 for the three-month period ended September 30, 2002, representing a decrease of $25,783.
The decrease is  principally  attributable  to a decrease in expense  related to professional  fees,  a  reduction  of  administrative  personnel,  a decrease in expenses  related to  marketing  partially  offset by a decrease  in  government grants, the incurrence of directors and officers insurance,  the increase of the tax on capital, the increase in compensation expenses related to options granted to consultants and to communications with our stockholders.

            General and  administrative  expenses  (net of grants) were $627,316 for the six-month  period ended  September 30, 2003 compared to $723,108 for the six-month  period ended September 30, 2002,  representing a decrease of $95,792.
The decrease is  principally  attributable  to a decrease in expense  related to professional  fees,  a  reduction  of  administrative  personnel,  a decrease in expenses  related  to  communications  with our  stockholders  and to  marketing partially offset by a decrease in government grants, the incurrence of directors and officers  insurance,  the  increases  in  compensation  expenses  related to options granted to consultants and the increases of the expenses  related to the tax on capital and to maintenance of our principal place of business.

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

            Depreciation  expense was $47,993 for the  three-month  period ended
September  30,  2003  compared  to  $47,100  for the  three-month  period  ended
September 30, 2002, representing a slight increase of $893. Depreciation expense was  $95,323 for the  six-month  period  ended  September  30, 2003  compared to
$94,083 for the six-month period ended September 30, 2002, representing a slight increase of $1,240. The increases in the three-month and six-month periods ended
September 30, 2003 were  principally  attributable  to the  increased  amount of property,  plant and equipment we held during the period  compared to the amount of  property,  plant and  equipment  we held  during the same period of the last fiscal year.

AMORTIZATION OF PATENTS AND TRADEMARKS

            Amortization  expense was $3,876 for the  three-month  period  ended
September 30, 2003 compared to $12 for the  three-month  period ended  September
30, 2002,  representing an increase of $3,864.  Amortization  expense was $7,533 for the  six-month  period  ended  September  30,  2003  compared to $25 for the six-month  period ended September 30, 2002,  representing an increase of $7,508.
The increases were attributable to the amortization of our capitalization of the costs associated with the acquisition and application for patents and trademarks during the fiscal year 2003 and during the  three-month  and  six-month  periods ended September 30, 2003.

AMORTIZATION OF DEBT ISSUE COSTS

            Amortization  of debt issue costs was  $33,362  for the  three-month period ended September 30, 2003 compared to $37,711 for the  three-month  period ended  September  30,  2002,  representing  a  decrease  of  $4,349.  During the three-month  period ended  September 30, 2002, we recorded  amortization of debt issue costs related to the BDC Loan  including the period since the  consumption date being June 26, 2002.

            Amortization  of debt  issue  costs was  $66,643  for the  six-month period ended  September 30, 2003  compared to $37,711 for the  six-month  period ended September 30, 2002,  representing an increase of $28,932. The increase was attributable to the  amortization of our new debt issue costs related to the BDC
Loan (as discussed in more detail in the Liquidity,  Capital Resources and Going
Concern Uncertainty Section of this report).

INTEREST INCOME AND INTEREST EXPENSE

            Interest  income  represents  income  earned  on our  cash  and cash equivalents. Interest income for the three-month period ended September 30, 2003 was $3,336  compared to $12,723 for the  three-month  period ended September 30,
2002,  representing  a decrease  of $9,387.  Interest  income for the  six-month period ended September 30, 2003 was $5,613 compared to $19,486 for the six-month period  ended  September  30,  2002,  representing  a decrease of  $13,873.  The decreases in the three-month and the six-month  periods ended September 30, 2003 were primarily due to a lower level of cash on hand and  short-term  investments compared to the same period in the fiscal year ended March 31, 2003.

            Interest  expense  was  $88,330  for the  three-month  period  ended
September  30,  2003  compared  to  $55,464  for the  three-month  period  ended
September 30, 2002  representing  an increase of $32,866.  Interest  expense was
$165,781 for the six-month  period ended  September 30, 2003 compared to $65,922 for the six-month  period ended  September 30, 2002  representing an increase of
$99,859.  The  increases in the  three-month  and the  six-month  periods  ended
September 30, 2003 were primarily  attributable to the interest expenses related to the loan from BDC Loan and the Shareholder  Loan (as discussed in more detail in the Liquidity,  Capital  Resources and Going Concern  Uncertainty  Section of
this report).

GAIN/LOSS ON FOREIGN EXCHANGE

            Gain on foreign exchange was $3,392 for the three-month period ended
September  30, 2003  compared to a gain of $66,042  for the  three-month  period ended September 30, 2002,  representing a decrease of $62,650. The decrease is a result  of (i) a  lesser  amount  of  cash on hand  and  short-term  investments denominated in USD during the period and (ii) a higher  variation in the closing
CDN to  USD  foreign  exchange  rate  from  the  beginning  and  the  end of the three-month  period  ended  September  30, 2002 (from 1.5162 at June 30, 2002 to
1.5872 at  September  30,  2002 and from  1.3475  at June 30,  2003 to 1.3499 at
September 30, 2003).

            Loss on foreign  exchange was $17,814 for the six-month period ended
September 30, 2003 compared to a loss of $10,972 for the six-month  period ended
September 30, 2002, representing an increase of $6,842. The increase is a result of (i) a lesser amount of cash on hand and short-term investments denominated in
USD  during the period and (ii) a higher  variation  in the  closing  CDN to USD foreign  exchange rate from the  beginning  and the end of the six-month  period ended  September  30, 2003 (from 1.5942 at March 31, 2002 to 1.5872 at September
30, 2002 and from 1.4678 at March 31, 2003 to 1.3499 at September 30, 2003).

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTY

            We have limited  operating  history as a  biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult to predict.  Our cash position as of September 30, 2003 was $1,189,694
(including cash equivalents) as compared to $800,038 as of March 31, 2003.

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

            On July 8,  2003,  we  obtained  a  $750,000  loan  from  our  Chief
Executive  Officer and President (the  "Shareholder  Loan"). In exchange for the loan, we issued an unsecured  convertible  debenture in the principal  amount of
$750,000  which matures on July 8, 2004 and bears  interest at an annual rate of
7%,  payable on monthly basis.  The debenture is convertible  into shares of our common stock on the  maturity  date or any  business  day  thereafter  until the debenture  has been  repaid in full.  The  number  of  shares to be issued  upon conversion  shall be determined by using a conversion rate equal to USD$0.35 per share, based on the exchange rate for US dollars published by the Bank of Canada for the business day prior to the conversion date.

            On August 29,  2003,  we issued 813 Units at a price of US$1,000 per unit  pursuant  to a  private  placement  and  raised  $1,126,574.  Each unit is comprised of 3,000  shares of our common  stock and  warrants to purchase  3,000 shares of our common  stock at an exercise  price of US$1.00 per share of common stock until March 1, 2005.

            On  September  29,  2003,  we  accepted  a  letter  of  intent  from
Investissement  Quebec for a participating  loan amounting to $2,500,000 as part of the funding required to  commercialize  certain  products.  Such loan will be disbursed in tranches upon  completion of certain  milestone or conditions to be met.  However,  terms  and  conditions  of the loan are  under  negotiation.  In addition,  the letter of intent is subject to conditions and approval by certain government authorities.

            On  October  2003,  we  entered  into an  agreement  with a Canadian underwriter  to act as our agent for our  proposed  initial  public  offering in
Canada to raise  $5,000,000 to $10,000,000  gross proceeds (the "Proposed Canada
IPO"). As of the date of this report,  we still need to determine the nature and the amount of our securities to be sold.  The Proposed  Canada IPO is subject to certain  conditions  including  normal  regular  pre-approval,  the signing of a formal agency  agreement and the  acceptance for our securities for listing on a
Canadian Exchange. Our securities will be offered on a best efforts basis in the
Provinces of British Columbia, Alberta, Manitoba, Ontario and Quebec.

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

            We also plan to continue  with our program of limiting our operating costs and capital expenditures. Based on our current operating plan, assuming we conclude the loan agreement with  Investissement  Quebec of $2,500,000,  receive minimum  gross  proceeds  of  $5,000,000  from the  Proposed  Canada IPO and the additional  $10,000 held in escrow,  our management  estimates that our cash and cash  equivalents  on hand will be sufficient  to fund our  projected  operating expenses and capital expenditures through the end of the fiscal year 2005. There can be no assurance, however, that the Proposed Canada IPO will be completed. If we do  not  receive  additional  financing  from  the  Proposed  Canada  IPO  or otherwise,  we will reassess our operating plan to reduce expenses on an ongoing basis.

EMPLOYEE COUNT

            As of November 3, 2003, we had 20 employees, of whom 14 were engaged in research and development  and 6 were engaged in corporate and  administrative activities.  Except for one employee in our research and development team who is involved in the manufacture of the Mach-1,  we have no other employees  involved in the manufacture of our products. We anticipate our total employee count to be approximately 24 employees by the end of fiscal year 2004. Furthermore,  we have transferred a larger part of our research and development at Ecole Polytechique.

Some 15 people at Ecole  Polytechique  are  working  almost  exclusively  on our projects and are remunerated through them. One of our employees working at Ecole
Polytechique,  our Vice-President Discovery, was awarded a Canada Research Chair in Cartilage Tissue Engineering.

                                  RISK FACTORS

            WE OPERATE IN A RAPIDLY CHANGING  ENVIRONMENT THAT INVOLVES A NUMBER
OF  RISKS,  SOME OF WHICH ARE  BEYOND  OUR  CONTROL.  THE  FOLLOWING  DISCUSSION
HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

            ADDITIONAL FINANCING WILL BE REQUIRED BEFORE WE ARE PROFITABLE.

            On June 26, 2002, our  wholly-owned  subsidiary  entered into a loan agreement with Business  Development  Bank of Canada providing for borrowings of up to $2,500,000,  of which $2,490,000 has been advanced to such subsidiary.  On
July 8, 2003, we obtained a $750,000 loan from our Chief  Executive  Officer and
President.  In exchange for the loan, we issued him a  convertible  debenture in the  principal  amount  of  $750,000  which  matures  on July 8,  2004 and bears interest at an annual rate of 7%, payable on monthly basis.  On August 29, 2003, we  issued  813  Units at a price of  US$1,000  per unit  pursuant  to a private placement and raised $1,126,574.

            On  September  29,  2003,  we  accepted  a  letter  of  intent  from
Investissement  Quebec for a participating  loan amounting to $2,500,000 as part of the funding required to  commercialize  certain  products.  Such loan will be disbursed in tranches upon  completion of certain  milestone or conditions to be met.  However,  terms  and  conditions  of the loan are  under  negotiation.  In addition,  the letter of intent is subject to conditions and approval by certain government authorities.

            We are also currently  discussing  additional  sources of financing, such as raising a maximum of  $10,000,000  through the  Proposed  Canada IPO (as discussed in more detail in the Liquidity,  Capital  Resources and Going Concern
Uncertainty  Section  of this  report).  Based on our  current  operating  plan, assuming  conclusion  of  the  loan  agreement  with  Investissement  Quebec  of
$2,500,000,  receipt of the initial public offering in Canada of a minimum gross proceeds of $5,000,000 and the additional  $10,000 of the loan from the Business
Development  Bank of  Canada  held in  escrow,  we  believe  that our  financial resources are sufficient to meet our planned activities through fiscal year 2005 but it is expected  that  additional  funds will  continue to be required for an indefinite  period  as no  estimate  can be made  as to  when  we  will  achieve profitability.  There can be no assurance  that the initial  public  offering in
Canada will be consummated.  If we do not receive additional  financing from the
Proposed Canada IPO or otherwise,  we will reassess our operating plan to reduce expenses  on an ongoing  basis.  For a more  detailed  discussion  on our recent financing transactions,  please see "Part I, Item 2. Management's Discussion and
Analysis - Liquidity,  Capital Resources and Going Concern Uncertainty" section.
Moreover, the completion of the initial public offering in Canada will result in additional dilution to our existing shareholders.

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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
WILL INCUR MORE LOSSES FOR THE  FORESEEABLE  FUTURE;  THEREFORE,  WE HAVE DOUBTS
ABOUT  OUR  ABILITY  TO  CONTINUE  AS A  GOING  CONCERN.  WE  MAY  NEVER  BECOME
PROFITABLE.

            As of September 30, 2003 our accumulated deficit was $22,509,626. We had net operating  losses of $899,054 and $3,652,709 for the three-month  period ended September 30, 2003 and the fiscal year ended March 31, 2003, respectively.
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

ITEM 3. CONTROLS AND PROCEDURES

            As of November 3, 2003,  our President and Chief  Executive  Officer
supervised and participated in an evaluation of the  effectiveness of the design and  operations of our  disclosure  control and  procedures (as defined in Rules
13a-14 and 15d-14 under the Securities  Exchange Act of 1934). Our President and
Chief Executive  Officer has concluded  that,  based on his evaluation as of the end of the period covered by this report, the disclosure controls and procedures were effective as of September 30, 2003.  There has been no significant  changes in our internal  controls or in other  factors that could  significantly  affect these  controls  subsequent  to  the  date  of  his  evaluation,  including  any
corrective  actions  with  regard  to  significant   deficiencies  and  material
weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On  September  26,  2003,  one of our  former  employees,  Alain  C.
            Geahchan  commenced  an action  against the Company in the  Superior
            Court, Province of Quebec,  District of Laval. The complaint alleges that Mr. Geahchan was wrongfully  terminated and is seeking $130,000 in lost compensation.  In the opinion of management, based on advice
            and   information   provided  by  its  legal   counsel,   the  final
            determination  of this  litigation is not  determinable.  As such no provision has been recorded.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            On August 29,  2003,  we issued 813 Units at a price of US$1,000 per unit  pursuant to a private  placement and raised  $1,126,574.  Each unit is  comprised  of 3,000 shares of our common stock and warrants to purchase 3,000 shares of our common stock at an exercise price of
            US$1.00 per share of common stock until March 1, 2005.  We issued an aggregate  of  2,439,000  shares of our Common Stock and warrants to purchase  2,439,000  shares of our Common  Stock.  The proceeds were used for working capital and other general corporate expenses.

            The  securities  sold  were  exempt  from  registration   under  the
            Securities Act of 1933, as amended (the "Securities Act"),  pursuant to Section 4(2) of the Securities Act. Listed in the table below are the investors in the private placement.

                      BIOSYNTECH, INC. - PRIVATE PLACEMENT

                        LIST OF SUBSCRIBERS - SCHEDULE A

---------------------------------------------------------------------------------------------------------
       NAME                 ADDRESS                      Units     Shares       Warrants       Cdn
                                                          (1)                     (2)
---------------------------------------------------------------------------------------------------------
9011-2822 Canada inc.       5934 Cote de Liesse          122      366,000       366,000         170,000
                            Mont-Royal, Quebec
                            H4T 2A5
                            c/o: Pierre Benoit
---------------------------------------------------------------------------------------------------------
Les Entreprises Serge       1010 de la Gauchetiere       108      324,000       324,000         150,000
Savard                      Suite 600
                            Montreal, Quebec
                            H3B 2N2
---------------------------------------------------------------------------------------------------------
Credit Suisse               The Bahamas Financial        100      300,000       300,000      US$100,000
(Bahamas) Limited           Centre
                            Shirley and Charlotte
                            Street
                            P.O. Box N-4928
                            Nassau, Bahamas
                            Attn : Ghislane Wilkinson
---------------------------------------------------------------------------------------------------------
Donald E. Meehan            201 City Centre Drive        108      324,000       324,000         150,000
                            Suite 400
                            Mississauga, Ontario
                            L5B 2T4
---------------------------------------------------------------------------------------------------------
National Bank of            Goodman's Bay                100      300,000       300,000      US$100,000
Canada International        Corporate Centre
                            P.O. Box N-3015
                            Nassau, Bahamas
                            Attn : Jacques Latendrese
---------------------------------------------------------------------------------------------------------
Olshan Grundman             505 Park Avenue               95      285,000       285,000       US$95,000
Frome Rosenzweig &          New York, N.Y. 10022
Wolosky LLP                 USA
                            c/o : David Adler
---------------------------------------------------------------------------------------------------------
Business                    5 Place Ville-Marie          180      540,000       540,000      US$180,000
Development Bank of         Suite 400
Canada                      Montreal, Quebec
                            H3B 5E7
                            Attn: Nick Photiades

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits

            Ex. 31 - Controls  and  Procedures  Certificate  of Chief  Executive
            Officer dated November 14, 2003.(1)(2)

            Ex. 32 -  Statement  under  oath of Chief  Executive  Officer  dated
            November 14, 2003. (1) (2)

            ----------------------------
            (1) Filed herewith

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

                                          BIOSYNTECH, INC.

Dated November 14, 2003
                                          By: /s/ Amine Selmani
                                              ------------------------------
                                              Name:  Amine Selmani
                                              Title: Chief Executive Officer
                                                     and President

                                          By: /s/ Lucie Duval
                                              ------------------------------
                                              Name:  Lucie Duval
                                              Title: Chief Accounting Officer and
                                                     Controller

