Form 10QSB
period 2003-12-31
BIOSYNTECH INC
filed 2004-02-23
CIK 1094017

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)
(X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the quarterly period ended    December 31, 2003
                                      ----------------------------

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                      to
                                       -------------------    -----------------

Commission File Number: 0-27179
                        -------

                                BioSyntech, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Nevada                               88-0329399
                   --------                             -----------
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

            Check whether the issuer (1) filed all reports  required to be filed by  Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),  and
(2) has been subject to such filing requirements for the part 90 days.

            Yes         [X]         No          [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State  the  number  of shares  outstanding  of each of the  issuer's classes of common equity, as of the latest practicable date: [31,906,250] shares of Common Stock as of February 17, 2004.

            Transitional Small Business Disclosure Format (check one):

            Yes         [X]         No          [   ]

BIOSYNTECH, INC.
TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------

PART I.   FINANCIAL INFORMATION

   Item 1. Unaudited Condensed Consolidated Interim Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2003 and        3
           March 31, 2003

           Condensed Consolidated Statements of Operations for the Three-           4
           Month Periods Ended December 31, 2003 and December 31, 2002

           Condensed Consolidated Statements of Operations for the Nine-Month       5
           Periods Ended December 31, 2003 and December 31, 2002

           Condensed Statement of Stockholders' Equity (Deficiency) from            6
           inception to December 31, 2003

           Condensed Consolidated Statements of Cash Flows for the Three-           7
           Month Periods Ended December 31, 2003 and December 31, 2002

           Condensed Consolidated Statements of Cash Flows for the Nine-Month       8
           Periods Ended December 31, 2003 and December 31, 2002

           Notes To Condensed Consolidated Interim Financial Statements             9

   Item 2. Management's Discussion and Analysis                                    16

           Risk Factors                                                            22

   Item 3. Controls and Procedures                                                 26

   Part II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                       27

   Item 5. Other Information                                                       27

   Item 6. Exhibits and Reports on Form 8-K                                        27

SIGNATURES                                                                         28

                                BIOSYNTECH, INC.

PART I. FINANCIAL  INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

BIOSYNTECH, INC.
A development stage company

                               CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and March 31, 2003
[In Canadian dollars]
                                                                  December 31      December 31           March 31,
                                                                    2003              2003                2003
                                                                     US$              C$                  C$
-------------------------------------------------------------------------------------------------------------------
                                                                 [Unaudited]       [Unaudited]
                                                                   [note 2]
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           507,421          657,871          800,038
Accounts receivable                                                  45,092           58,462           35,732
Inventory                                                            29,428           38,154           47,467
Investment tax credits                                               62,476           81,000          154,000
Prepaid expenses                                                     47,500           61,584           51,869
-------------------------------------------------------------------------------------------------------------------
                                                                    691,917          897,071        1,089,106
-------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                     1,567,433        2,032,177        2,165,243
Deposits and other assets [note 9]                                  638,537          827,863          650,804
-------------------------------------------------------------------------------------------------------------------
                                                                  2,897,887        3,757,111        3,905,153
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities                            634,646          822,818          681,884
Due to stockholder, without interest and repayment terms              7,713           10,000           10,000
Unsecured convertible debenture [note 4]                            578,481          750,000             --
Deferred revenues                                                    10,475           13,581           44,154
Current portion of long-term debt                                    30,852           40,000           40,000
Current portion of obligations under capital leases                  12,460           16,155           19,690
-------------------------------------------------------------------------------------------------------------------
                                                                  1,274,627        1,652,554          795,728
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                    2,268,781        2,941,475        2,753,965
Obligations under capital leases                                      1,342            1,740           13,938
-------------------------------------------------------------------------------------------------------------------
                                                                  3,544,750        4,595,769        3,563,631
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficiency) [note 5]
Common stock
    Par value $0.001
    Authorized 100,000,000  common shares
    Issued and outstanding
    31,906,250 common shares [29,357,250 on March 31, 2003]      15,032,118       19,489,141       18,307,860
Additional paid-in capital                                        2,360,732        3,060,689        2,891,760
Deficit accumulated during the development stage                (18,039,713)     (23,388,488)     (20,858,098)
-------------------------------------------------------------------------------------------------------------------
                                                                   (646,863)        (838,658)         341,522
-------------------------------------------------------------------------------------------------------------------

Basis of presentation and going concern assumption [note 2]
Contingencies [note 7]
Financing [note 8]
Subsequent event [note 9]

-------------------------------------------------------------------------------------------------------------------
                                                                  2,897,887        3,757,111        3,905,153
===================================================================================================================

See accompanying notes

On behalf of the Board

------------------------                                       ---------------
Director                                                       Director

BIOSYNTECH, INC.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-month periods ended December 31, 2003 and 2002                                                    Unaudited
[In Canadian dollars]

                                                Cumulative from
                                                  inception to
                                                  December 31,
                                                      2003              2003              2003           2002
                                                       C$                US$               C$             C$
----------------------------------------------------------------------------------------------------------------
                                                                      [note 2]
REVENUES
Sales and services                                    792,154           60,384           78,288              250
Research and development contracts                    141,311             --               --             23,574
----------------------------------------------------------------------------------------------------------------
                                                      933,465           60,384           78,288           23,824
----------------------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales and services                            355,947           34,867           45,205               38
Research and development                           14,590,550          267,711          347,087          499,120
Investment tax credits                             (2,289,473)         (50,099)         (64,954)         (82,507)
General and administrative                         11,010,245          328,600          426,030          456,118
Government grants                                    (250,644)            --               --               --
Interest on long-term debt and capital lease
    obligations                                       771,112           70,236           91,061           67,324
Depreciation of property, plant and equipment         874,945           36,114           46,822           47,058
Amortization of patents and trademarks                 27,278            4,366            5,660               13
Amortization of debt issue costs                      207,646           24,956           32,356           36,319
Interest income                                      (675,813)          (3,703)          (4,801)          (8,934)
(Gain) loss on foreign exchange                      (299,840)          25,209           32,684            8,223
----------------------------------------------------------------------------------------------------------------
                                                   24,321,953          738,257          957,150        1,022,772
----------------------------------------------------------------------------------------------------------------
Net loss for the period                           (23,388,488)        (677,873)        (878,862)        (998,948)
Deficit accumulated during the development
    stage, beginning of period                           --        (17,361,840)     (22,509,626)     (19,071,146)
----------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                          (23,388,488)     (18,039,713)     (23,388,488)     (20,070,094)
================================================================================================================
Weighted average number of common shares
    outstanding                                                     31,850,054       31,850,054       29,222,250
Basic and diluted loss per share                                          0.02             0.03             0.03
================================================================================================================

See accompanying notes

BIOSYNTECH, INC.
A development stage company

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine-month periods ended December 31, 2003 and 2002                                          Unaudited
[In Canadian dollars]

                                                 Cumulative from
                                                   inception to
                                                   December 31,
                                                       2003            2003              2003         2002
                                                        C$              US$               C$           C$
-----------------------------------------------------------------------------------------------------------------
                                                                      [note 2]
Revenues:
Sales and services                                    792,154          130,271          168,896           29,254
Research and development contracts                    141,311             --               --             70,443
-----------------------------------------------------------------------------------------------------------------
                                                      933,465          130,271          168,896           99,697
-----------------------------------------------------------------------------------------------------------------

EXPENSES
Cost of sales and services                            355,947           66,495           86,211            6,123
Research and development                           14,590,550          883,471        1,145,420        1,598,330
Investment tax credits                             (2,289,473)        (105,634)        (136,954)        (158,507)
General and administrative                         11,010,245          812,454        1,053,346        1,204,040
Government grants                                    (250,644)            --               --            (24,814)
Interest on long-term debt and capital lease
    obligation                                        771,112          198,104          256,842          133,246
Depreciation of property, plant and equipment         874,945          109,637          142,145          141,141
Amortization of patents and trademarks                 27,278           10,176           13,193               38
Amortization of debt issue costs                      207,646           76,359           98,999           74,030
Interest income                                      (675,813)          (8,033)         (10,414)         (28,420)
(Gain) loss on foreign exchange                      (299,840)          38,949           50,498           19,195
-----------------------------------------------------------------------------------------------------------------
                                                   24,321,953        2,081,978        2,699,286        2,964,402
-----------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                           (23,388,488)      (1,951,707)      (2,530,390)      (2,864,705)
Deficit accumulated during the development
    stage, beginning of period                           --        (16,088,006)     (20,858,098)     (17,205,389)
-----------------------------------------------------------------------------------------------------------------
Deficit accumulated during the development
    stage, end of period                          (23,388,488)     (18,039,713)     (23,388,488)     (20,070,094)
=================================================================================================================
Weighted average number of common shares
    outstanding                                                     30,483,886       30,483,886       29,222,250
Basic and diluted loss per share                                          0.06             0.08             0.10
=================================================================================================================

    See accompanying notes

BIOSYNTECH, INC.
A development stage company

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                               EQUITY (DEFICIENCY)

From inception to December 31, 2003                                                        Unaudited
[In Canadian dollars]

                                                        Common Stock                   Common Stock
                                                   issued and outstanding         Paid-up and not issued
                                                   ----------------------         ----------------------
                                                    Shares         Amount         Shares          Amount
                                                                     $                               $
-----------------------------------------------------------------------------------------------------------
Balance, May 10, 1995                               8,525,000             1           --             --
Net loss 1996 [325 day period]                           --            --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                             8,525,000             1           --             --
Net loss 1997                                            --            --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                             8,525,000             1           --             --
Deemed common stock paid up as of January 31,
   1998 and issued on August 3, 1998                     --         215,000
Net loss 1998                                            --            --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                             8,525,000       215,001           --             --
Deemed common stock issued for cash                 1,746,579     1,083,108
Deemed common stock issued in exchange
 for services                                       1,940,000     1,455,000
Deemed options granted to consultants                    --            --
Net loss 1999
Deemed share issuance costs                              --         (90,200)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                            12,211,579     2,662,909           --             --
Deemed common stock issued for cash                 1,893,457     2,595,222
Deemed common stock issued in exchange for
   intellectual property                            1,072,000     1,072,000
Deemed options granted to consultants                    --            --
Net loss and comprehensive loss for the period
  from April 1, 1999 to February 28, 2000                --            --
-----------------------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000               15,177,036     6,330,131           --             --
Acquisition of BioSyntech, Inc. by Bio
    Syntech Ltd.                                   12,095,000     2,873,848
March 31, 2000, issuance                              843,500     4,270,243
Share issue costs                                        --        (341,520)
Net loss and comprehensive loss for
    the period from February 29, 2000
    to March 31, 2000                                    --            --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                            28,115,536    13,132,702           --             --
Common stock issued for cash                        1,066,714     5,487,419
Options granted to consultants                           --            --
Share issue costs                                        --        (373,746)
Net loss 2001                                            --            --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                            29,182,250    18,246,375           --             --
Common stock issued to a consultant in
  exchange for services                                40,000        39,483           --             --
Common stock to be issued to a consultant in
  exchange for services                                  --            --           15,000         11,009
Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement                 --            --             --             --
Options granted to consultants                           --            --             --             --
Net loss 2002                                            --            --             --             --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                            29,222,250    18,285,858         15,000         11,009
Common stock issued to a consultant in
  exchange for services                                35,000        22,002        (15,000)       (11,009)
Warrants granted to a debtor                             --            --
Options granted to consultants                           --            --             --             --
Common stock issued in exchange for
    exchangeable shares issued as
    a part of settlement                              100,000          --             --             --
Net loss 2003                                            --            --             --             --
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                            29,357,250    18,307,860           --             --
Options granted to consultants [note 5]                  --            --             --             --
Net loss for the period from April 1, 2003
 to June 30, 2003                                        --            --             --             --
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                             29,357,250    18,307,860           --             --
Options granted to consultants [note 5]                  --            --             --             --
Common stock issued for cash [note 5]               2,439,000     1,126,574           --             --
Share issue costs [note 5]                               --         (26,493)          --             --
Net loss for the period from July 1, 2003
   to September 30, 2003                                 --            --             --             --
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                        31,796,250    19,407,941           --             --
Options granted to consultants [note 5]                  --            --             --             --
Common stock issued for cash [note 5]                 110,000        81,200           --             --
Net loss for the period from October 1, 2003
     to December 31, 2003                                --            --             --             --
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                         31,906,250    19,489,141           --             --
===========================================================================================================

US Dollars  [note 2]
Balance, December 31, 2003                                       15,032,118                          --
===========================================================================================================

                                       6A

BIOSYNTECH, INC.
A development stage company

                      CONDENSED STATEMENTS OF STOCKHOLDERS'
                               EQUITY (DEFICIENCY)

From inception to December 31, 2003                                                        Unaudited
[In Canadian dollars]

                                                    Additional paid-
                                                         in           Accumulated
                                                      capital           deficit     Total
                                                         $                 $          $
----------------------------------------------------------------------------------------------
Balance, May 10, 1995                                      --             --                1
Net loss 1996 [325 day period]                             --           (2,865)        (2,865)
----------------------------------------------------------------------------------------------
Balance, March 31, 1996                                    --           (2,865)        (2,864)
Net loss 1997                                              --           (9,332)        (9,332)
----------------------------------------------------------------------------------------------
Balance, March 31, 1997                                    --          (12,197)       (12,196)
Deemed common stock paid up as of January 31,
1998 and issued on August 3, 1998                          --             --          215,000
Net loss 1998                                              --         (236,987)      (236,987)
----------------------------------------------------------------------------------------------
Balance, March 31, 1998                                    --         (249,184)       (34,183)
Deemed common stock issued for cash                        --             --        1,083,108
Deemed common stock issued in exchange
 for services                                              --             --        1,455,000
Deemed options granted to consultants                 1,309,350           --        1,309,350
Net loss 1999                                              --       (4,165,657)    (4,165,657)
Deemed share issuance costs                                                           (90,200)
----------------------------------------------------------------------------------------------
Balance, March 31, 1999                               1,309,350     (4,414,841)      (442,582)
Deemed common stock issued for cash                        --             --        2,595,222
Deemed common stock issued in exchange for
  intellectual property                                    --             --        1,072,000
Deemed options granted to consultants                   406,560           --          406,560
Net loss and comprehensive loss for the period
  from April 1, 1999 to February 28, 2000                  --       (2,850,977)    (2,850,977)
----------------------------------------------------------------------------------------------
Deemed outstanding February 29, 2000                  1,715,910     (7,265,818)       780,223
Acquisition of BioSyntech, Inc. by Bio
    Syntech Ltd.                                           --             --        2,873,848
March 31, 2000, issuance                                   --             --        4,270,243
Share issue costs                                          --             --         (341,520)
Net loss and comprehensive loss for
    the period from February 29, 2000
    to March 31, 2000                                      --         (389,306)      (389,306)
----------------------------------------------------------------------------------------------
Balance, March 31, 2000                               1,715,910     (7,655,124)     7,193,488
Common stock issued for cash                               --             --        5,487,419
Options granted to consultants                          237,500           --          237,500
Share issue costs                                          --             --         (373,746)
Net loss 2001                                                       (5,015,134)    (5,015,134)
----------------------------------------------------------------------------------------------
Balance, March 31, 2001                               1,953,410    (12,670,258)     7,529,527
Common stock issued to a consultant in
  exchange for services                                    --             --           39,483
Common stock to be issued to a consultant in
  exchange for services                                    --             --           11,009
Exchangeable shares of the subsidiary of the
  Company issued as part of a settlement                114,248           --          114,248
Options granted to consultants                          520,033           --          520,033
Net loss 2002                                              --       (4,535,131)    (4,535,131)
----------------------------------------------------------------------------------------------
Balance, March 31, 2002                               2,587,691    (17,205,389)     3,679,169
Common stock issued to a consultant in
  exchange for services                                                   --           10,993
Warrants granted to a debtor                            288,933           --          288,933
Options granted to consultants                           15,136           --           15,136
Common stock issued in exchange for
    exchangeable shares issued as
    a part of settlement                                   --             --             --
Net loss 2003                                              --       (3,652,709)    (3,652,709)
----------------------------------------------------------------------------------------------
Balance, March 31, 2003                               2,891,760    (20,858,098)       341,522
Options granted to consultants [note 5]                  62,258           --           62,258
Net loss for the period from April 1, 2003
 to June 30, 2003                                          --         (752,474)      (752,474)
----------------------------------------------------------------------------------------------
Balance, June 30, 2003                                2,954,018    (21,610,572)      (348,694)
Options granted to consultants [note 5]                  99,805           --           99,805
Common stock issued for cash [note 5]                      --             --        1,126,574
Share issue costs [note 5]                                 --             --          (26,493)
Net loss for the period from July 1, 2003
 to September 30, 2003                                     --         (899,054)      (899,054)
----------------------------------------------------------------------------------------------
Balance, September 30, 2003                           3,053,823    (22,509,626)       (47,862)
Options granted to consultants [note 5]                   6,866           --            6,866
Common stock issued for cash [note 5]                      --             --           81,200
Net loss for the period from October 1, 2003
     to December 31, 2003                                  --         (878,862)      (878,862)
----------------------------------------------------------------------------------------------
Balance, December 31, 2003                            3,060,689    (23,388,488)      (838,658)
==============================================================================================

US Dollars  [note 2]
Balance, December 31, 2003                            2,360,732    (18,039,713)      (646,863)
==============================================================================================

See accompanying notes

                                       6B

BIOSYNTECH, INC.
A development stage company

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-month periods ended December 31, 2003 and 2002
[In Canadian dollars]                                                                                                  Unaudited
                                                              Cumulative from
                                                               inception to
                                                                December 31,       December 31,     December 31,    December 31,
                                                                    2003              2003             2003            2002
                                                                     C$               US$               C$              C$
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    [note 2]
OPERATING ACTIVITIES
Net loss                                                         (23,388,488)        (677,873)        (878,862)        (998,948)
Adjustments for:
    Depreciation of property, plant and equipment                    874,945           36,114           46,822           47,058
    Amortization of patents and trademarks                            27,278            4,366            5,660               13
    Amortization of debt issue costs                                 207,646           24,956           32,356           36,319
    Services paid by the issuance of common stock                  2,588,485             --               --               --
    Exchangeable shares of the subsidiary of the
       Company issued as part of a settlement                        114,248             --               --               --
    Options granted to consultants                                 2,657,508            5,296            6,866            6,220
    Accrued interest on long-term debt                               394,808           55,998           72,602           62,761
    Exchange loss (gain)                                            (416,346)           9,807           12,715            8,681
    Exchange loss on short-term investments                            4,129             --               --               --
Changes in operating assets and liabilities
    Accounts receivable                                              (58,462)         (13,243)         (17,169)          10,239
    Inventory                                                        (38,154)          14,348           18,602          (21,912)
    Investment tax credits                                           (81,000)         111,840          145,000          167,064
    Prepaid expenses                                                 (61,584)          20,307           26,328          (43,419)
    Deferred revenues                                                 13,581          (19,334)         (25,067)          40,149
    Accounts payable and accrued liabilities                         806,330          150,137          194,653          (18,088)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                       (16,355,076)        (277,281)        (359,494)        (703,863)
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (1,181,182)            (380)            (493)          (1,539)
Purchase of short-term investments                                (1,589,258)            --               --               --
Proceeds from maturing of short-term investments                   1,585,129             --               --               --
Deposits, patents and trademarks                                    (548,569)        (174,691)        (226,487)            --
-------------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                        (1,733,880)        (175,071)        (226,980)          (1,539)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in short-term debt                                          750,000             --               --               --
Increase in long-term debt                                         3,190,000             --               --               --
Repayment of long-term debt                                         (603,333)          (7,713)         (10,000)         (10,000)
Net increase in due to stockholder                                    10,000             --               --               --
Repayment of obligations under capital leases                     (1,708,096)          (2,957)          (3,834)          (6,881)
Proceeds from issuance of shares                                  18,255,484           62,630           81,200             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                                (506,380)            --               --               --
Share issue costs                                                   (831,959)            --               --               --
Debt issue costs                                                    (225,235)            --               --            (50,209)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                        18,330,481           51,960           67,366          (67,090)
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         416,346           (9,807)         (12,715)          (8,681)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents                657,871         (410,199)        (531,823)        (781,173)
Cash and cash equivalents, beginning of period                          --            917,620        1,189,694        2,291,375
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             657,871          507,421          657,871        1,510,202
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

BIOSYNTECH, INC.
A development stage company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine-month periods ended December 31, 2003 and 2002
[In Canadian dollars]                                                                                                  Unaudited
                                                              Cumulative from
                                                                inception to
                                                                 December 31,     December 31,      December 31,   December 31,
                                                                     2003            2003              2003            2002
                                                                      C$             US$               C$                C$
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  [note 2]
OPERATING ACTIVITIES
Net loss                                                         (23,388,488)      (1,951,707)      (2,530,390)      (2,864,705)
Adjustments for:
    Depreciation of property, plant and equipment                    874,945          109,637          142,145          141,141
    Amortization of patents and trademarks                            27,278           10,176           13,193               38
    Amortization of debt issue costs                                 207,646           76,359           98,999           74,030
    Services paid by the issuance of common stock                  2,588,485             --               --             10,993
    Exchangeable shares of the subsidiary of the
       Company issued as part of a settlement                        114,248             --               --               --
    Options granted to consultants                                 2,657,508          130,296          168,929            8,916
    Accrued interest on long-term debt                               394,808          167,767          217,510          115,901
    Exchange loss (gain)                                            (416,346)          32,754           42,465          (16,070)
    Exchange loss on short-term investments                            4,129             --               --             68,640
Changes in operating assets and liabilities
    Accounts receivable                                              (58,462)         (17,532)         (22,730)           2,142
    Inventory                                                        (38,154)           7,183            9,313          (20,432)
    Investment tax credits                                           (81,000)          56,305           73,000           91,064
    Prepaid expenses                                                 (61,584)          (7,493)          (9,715)         (39,459)
    Deferred revenues                                                 13,581          (23,581)         (30,573)          37,054
    Accounts payable and accrued liabilities                         806,330          128,696          166,854         (123,743)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows related to operating activities                       (16,355,076)      (1,281,140)      (1,661,000)      (2,514,490)
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (1,181,182)          (7,003)          (9,079)         (31,769)
Purchase of short-term investments                                (1,589,258)            --               --               --
Proceeds from maturing of short-term investments                   1,585,129             --               --          1,326,523
Deposits, patents and trademarks                                    (548,569)        (223,101)        (289,251)           1,100
-------------------------------------------------------------------------------------------------------------------------------
Cash flows related to investing activities                        (1,733,880)        (230,104)        (298,330)       1,295,854
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in short-term debt                                          750,000          578,481          750,000             --
Increase in long-term debt                                         3,190,000             --               --          2,490,000
Repayment of long-term debt                                         (603,333)         (23,139)         (30,000)         (30,000)
Net increase in due to stockholder                                    10,000             --               --               --
Repayment of obligations under capital leases                     (1,708,096)         (12,135)         (15,733)         (19,651)
Proceeds from issuance of shares                                  18,255,484          931,565        1,207,774             --
Repurchase of common stock of BioSyntech, Inc.
    prior to the reverse acquisition                                (506,380)            --               --               --
Share issue costs                                                   (831,959)         (20,434)         (26,493)            --
Debt issue costs                                                    (225,235)         (19,992)         (25,920)        (170,726)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows related to financing activities                        18,330,481        1,434,346        1,859,628        2,269,623
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         416,346          (32,754)         (42,465)          16,070
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash  and cash equivalents                657,871         (109,652)        (142,167)       1,067,057
Cash and cash equivalents, beginning of period                          --            617,073          800,038          443,145
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             657,871          507,421          657,871        1,510,202
===============================================================================================================================

See accompanying notes

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2003                                                      Unaudited
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

The  Company  has  incurred  net  losses  each  year  since  its  inception  and anticipates  that losses  will  continue  for the  foreseeable  future.  For the nine-month  period  ended  December  31, 2003 and the year ended March 31, 2003, losses  amounted to  $2,530,390  and  $3,652,709  respectively  and  accumulated deficit was  $23,388,488 as at December 31, 2003.  Furthermore,  the Company has
not  completed  the  development  of any product  that can generate the level of sales necessary to enable the Company to continue its operations without outside financing. The Company's ability to continue as a going concern is uncertain and is  dependent  principally  upon its  ability  to obtain  further  financing  to
complete  research  and  development  projects  and  market  products,   achieve
profitable operations,  and generate positive cash flows from operations,  as to which no assurance can be given.

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

December 31, 2003                                                      Unaudited
[In Canadian dollars]

2.      BASIS OF PRESENTATION AND GOING CONCERN ASSUMPTION
        [CONT'D]

In the opinion of management,  the accompanying condensed consolidated financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
accruals,  considered  necessary to present fairly the financial  position as of
December 31, 2003, the results of operations and cash flows for the  three-month period and the  nine-month  period ended December 31, 2003. The balance sheet at
March 31, 2003 has been derived from the audited  financial  statements  at that date but  does  not  include  all the  information  and  footnotes  required  by generally accepted accounting principles for complete financial statements.  For further  information,  refer  to the  financial  statements  and  notes  thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended
March 31, 2003.

US dollar amounts presented on the condensed consolidated balance sheets and the
condensed   consolidated   statements  of   operations,   stockholders'   equity
(deficiency)  and cash flows are provided for  convenience of reference only and are based on the closing  exchange rate at December 31, 2003,  which was $1.2965
Canadian dollar per US dollar.

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

                                            Cumulative from     Three-month    Three-month        Three-month
                                             Inception to       period ended   period ended       period ended
                                             December 31,       December 31,    December 31,       December 31,
                                                 2003              2003           2003                 2002
                                                   C$               US$            C$                   C$
---------------------------------------------------------------------------------------------------------------
                                                                  [note 2]

Net loss, as reported                         (23,388,488)        (677,873)        (878,862)        (998,948)
Total stock-based employee compensation
expense determined under fair value based
method
                                                4,093,490           94,046          121,930          143,018
                                              -----------      -----------      -----------      -----------
Pro forma net loss                            (27,481,978)        (771,919)      (1,000,792)      (1,141,966)
                                              ===========      ===========      ===========      ===========

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2003                                                      Unaudited
[In Canadian dollars]

3.        STOCK-BASED COMPENSATION [CONT'D]

                                     Cumulative from      Three-month      Three-month     Three-month
                                       Inception to       period ended     period ended    period ended
                                       December 31,       December 31,     December 31,    December 31,
                                           2003               2003             2003           2002
                                            C$                 US$              C$             C$
-------------------------------------------------------------------------------------------------------
                                                            [note 2]
Loss per share:
Basic and diluted - as reported                               $0.02            $0.03           $0.03
Basic and diluted - pro forma                                 $0.02            $0.03           $0.04

                                     Cumulative from       Nine-month       Nine-month      Nine-month
                                       Inception to       period ended     period ended    period ended
                                       December 31,       December 31,     December 31,    December 31,
                                           2003               2003             2003           2002
                                            C$                 US$              C$             C$
-------------------------------------------------------------------------------------------------------
                                                            [note 2]

Net loss, as reported                (23,388,488)          (1,951,707)      (2,530,390)     (2,864,705)
Total stock-based employee
compensation expense
determined under fair value
based method                           4,093,490              208,708          270,590         536,418
                                    --------------------------------------------------------------------
Pro forma net loss                   (27,481,978)          (2,160,415)      (2,800,980)     (3,401,123)
Loss per share:
Basic and diluted - as reported                                $ 0.06           $ 0.08           $0.10
Basic and diluted - pro forma                                  $ 0.07           $ 0.09           $0.12

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

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2003                                                      Unaudited
[In Canadian dollars]

5.        STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK ISSUED FOR CASH

On August 29, 2003, the Company issued 813 Units at a price of US$1,000 per unit pursuant to a private  placement for a cash  consideration of $1,126,574.  Share issue costs  amounted to $26,493.  Each unit is comprised of 3,000 common shares of the Company and 3,000 share  purchases  warrants.  Each warrant  entitles its holder to subscribe to one common share of the Company at a price of US$1.00 for a period of eighteen months from the date of the closing.

COMMON STOCK ISSUED UPON THE EXERCISE OF STOCK OPTION

On November 17, 2003,  the Company  issued  100,000  common shares at a price of
$0.75  to a  consultant  and  10,000  common  shares  at a price  of $0.62 to an employee both upon the exercise of stock options under the plan.

STOCK OPTIONS

BIOSYNTECH INC.

On November 29, 2001, the Company has granted options to purchase 957,500 common shares to consultants.  Some of these options vest over a three-year period from the date of grant.  The fair value of the  options was  calculated  from time to time when services are rendered,  using the Black-Scholes  option-pricing model.
As a result,  $27,463,  $6,865 and  $6,866  were  recorded  under  research  and development  expenses  during the  three-month  period ended June 30, 2003,  the three-month  period ended  September 30, 2003 and the  three-month  period ended
December 31, 2003, respectively.

On May 8, 2003,  the Company also  granted  options to purchase  100,000  common
shares  to   consultants  in  exchange  for  services  to  be  rendered  over  a twelve-month  period  starting on April 1, 2003 at an exercise price of US$0.32.
These  options vest  immediately  and can be exercised  over a five-year  period beginning  on May 8, 2003.  The fair value of the  options  amounted to $34,795,
which  was   calculated   at  the  date  of  grant,   using  the   Black-Scholes
option-pricing model, and was recorded under prepaid expenses at the grant date.
Such amount is recognized in the statements of operations  when the services are received. During the three-month period ended June 30, 2003, $4,350 was recorded
under  research  and   development   expenses  and  $4,350  was  recorded  under
administrative expenses. During the three-month period ended September 30, 2003,
$4,313 was  recorded  under  research  and  development  expenses and $4,313 was recorded under  administrative  expenses.  During the  three-month  period ended
December 31, 2003, $4,112 was recorded under research and development  expenses,
$4,112 was recorded under administrative  expenses and $8,103 is still presented under prepaid expenses.

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2003                                                      Unaudited
[In Canadian dollars]

5. STOCKHOLDERS' EQUITY (DEFICIENCY) [CONT'D]

STOCK OPTIONS [CONT'D]

BIOSYNTECH INC.

On August 14, 2003, the Company also granted options to purchase  595,000 common shares to employees at an exercise  price of $0.49.  These  options will vest on
January 1, 2004 and can be exercised over a five-year  period  beginning at that date.

On August 14, 2003, the Company also granted options to purchase  290,000 common shares to consultants in exchange for services  rendered at an exercise price of
US$0.35.  These options vest  immediately  and can be exercised over a five-year period  beginning on August 14, 2003.  The fair value of the options is $92,940,
which  was   calculated   at  the  date  of  grant,   using  the   Black-Scholes
option-pricing  model.  During the three-month  period ended September 30, 2003,
$92,940 was recorded under research and development expenses.

On November 20, 2003,  the Board of directors  voted to increase the  authorized number of shares  available  for  issuance  under  the  stock  option  plan from
5,000,000 to 6,500,000 common shares.  Our shareholders at our annual meeting of stockholders on January 30, 2004 ratified that increase.

On December 23, 2003, the Company has granted options to purchase 900,000 common shares at a  exercise  price of $1.12 to our new Chief  Executive  Officer,  Mr.
Claude LeDuc; of these options granted to Mr. LeDuc 165,000 take effect once the increase  in the  number of shares  reserved  under  the stock  option  plan was ratified.  250,000 options of these options vest immediately,  250,000 will vest on March 1, 2005,  200,000  will vest on March 1, 2006 and 200,000  will vest on
March 1, 2007.  These options can be exercised over a five-year period beginning on December 23,  2003.  Under the  provisions  of APB 25,  Accounting  for Stock
Issued to Employees, and SFAS 123, Accounting for Stock-Based Compensation,  the
measurement  date for  accounting  purposes will be March 1, 2004,  which is the date the employee will begin to render the services necessary to earn the award.
However,  until March 1, 2004, the award  relating to 250,000  options that have vested is accounted for by the variable accounting method.

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

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2003                                                      Unaudited
[In Canadian dollars]

5. STOCKHOLDERS' EQUITY (DEFICIENCY) [CONT'D]

STOCK OPTIONS [CONT'D]

BIOSYNTECH INC.

On October  3rd,  2003,  the Company  signed a  termination  agreement  with RCG
Capital Market Group Inc ("RCG") under which RCG  acknowledges  and accepts that all options to purchase  20,000  shares of the common  stock of the Company were cancelled for valid  consideration.  Cancellation  fees amounting to $18,157 are included in  administrative  expenses in the three and nine-month  periods ended
December 31, 2003.

6.          COMPARATIVE FIGURES

Certain of the 2002 comparative  figures have been  reclassified to conform with the basis of presentation adopted in the current quarter.

7.          CONTINGENCIES

On  September  26,  2003,  one of our former  employees  instituted a proceeding against the Company  alleging that his employment  was terminated  without cause and  claiming  an amount of  $130,000  in damages on account of a twelve  months indemnity in lieu of notice, fringe benefits,  moral damage and estimated losses from the  cancellation  of his stock options.  The employment was terminated for cause and we are vigorously contesting his claims.

On February 6, 2004, a former  employee of our  predecessor  company  instituted proceedings in the Superior Court of the Province of Quebec claiming for options to acquire 300,000 shares of our common stock at a price of $0.10 per share. The
Company's  position is that these options were never formally  granted and that, even if they had been,  any right to  exercise  such  options was lost under the terms and conditions of the option plan.

8.          FINANCING

On  September  29,  2003,   the  Company   accepted  a  letter  of  intent  from
Investissement  Quebec for a participating  loan amounting to $2,500,000 as part of the funding required to commercialize certain products. On February 17, 2004,
Investissement Quebec has approved the loan  which will be disbursed in tranches upon completion of certain milestones or conditions be met.

BIOSYNTECH, INC.
A development stage company

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

December 31, 2003                                                      Unaudited
[In Canadian dollars]

10.       SUBSEQUENT EVENT

On  January  8,  2004,  the  Company  filed a  preliminary  prospectus  with the regulatory authorities in the provinces of Quebec,  Ontario,  Manitoba,  Alberta and  British  Columbia,  for the sale of a yet to be  determined  number  of its common shares and warrants.  The offering is being  marketed  through  Canaccord
Capital  Corporation on a best effort basis.  In connection  with this offering,
BioSyntech,  Inc has applied to list its common shares on a recognized  Canadian
Exchange.  Deferred share issue costs relating to the proposed  transaction  and amounting to $127,280 are presented  under Deposits and other assets at December
31,  2003.  Deferred  share issue costs will be  presented as a reduction of the gross proceeds upon issuance of capital stock. If the proposed  transaction does not take place, the deferred costs will be included in  administrative  expenses in the period in which the transaction is abandoned.

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
We are unsure whether we can complete the development of our products,  or if we complete  them whether we can  successfully  market them or generate  sufficient revenues to fund our future operations or additional  research,  development and marketing.  In addition,  major  technological  changes can occur quickly in the biotechnological and pharmaceutical  industries.  The development by competitors of technologically improved or different products may make our products obsolete or  noncompetitive.  Based on our current operating plan  and the loan agreement with  Investissement  Quebec of  $2,500,000,  assuming  we raise  minimum  gross proceeds of $3,000,000  from a planned initial public offering in Canada and the additional  $10,000 from the loan from the Business  Development  Bank of Canada held in escrow,  we believe that our financial  resources are sufficient to meet our planned  activities  through  fiscal  year 2005.  We expect,  however,  that additional  funds will  continue to be required for an  indefinite  period as no estimate can be made as to when we will achieve profitability (See Liquidity and
Capital Resources).

            To date, we have incurred substantial losses from operations, and as of December 31, 2003, we had an accumulated deficit of $23,388,488. We expect to incur  substantial  operating  expenses  in the  future to support  our  product development  efforts  and expand our  technical  and  management  personnel  and organization, subject to our obtaining financing.

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

Rate at filing date (February 23, 2004)       1.3357

                                               2003            2002
                                               ----            ----
Rate at end of period (December 31)           1.2965          1.5776

Period                        High for the period        Low for the period
------                        -------------------        ------------------

January 2004                       1.3013                     1.2913
December 2003                      1.3178                     1.3077
November 2003                      1.3170                     1.3082
October 2003                       1.3281                     1.3191
September 2003                     1.3693                     1.3594
August 2003                        1.4023                     1.3915
July 2003                          1.3876                     1.3761
June 2003                          1.3591                     1.3474
May 2003                           1.3908                     1.3789
April 2003                         1.4639                     1.4543

Period                                        Average for the period
------                                        ----------------------

Three Month Period Ended December 31, 2003            1.3157
Three Month Period Ended December 31, 2002            1.5695
Nine Month Period Ended December 31, 2003             1.3648
Nine Month Period Ended December 31, 2002             1.5606
Fiscal year ended March 31, 2003                      1.5479
Fiscal year ended March 31, 2002                      1.5655

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

Long-Lived Assets

            Long-lived assets, primary property and equipment,  are reviewed and evaluated for impairment  whenever events or changes in  circumstances  indicate that the carrying value of the assets may not be fully recoverable.  Significant judgments are made when  estimating the  recoverability  of such assets as it is measured by comparing the carrying  value to the potential  future cash flows to be generated by the respective assets. If these factors indicate that the assets are  considered  impaired,  the  impairment  to be recognized is measured as the excess of the carrying value over the  calculated  potential  future  discounted cash flows.

Patents and Trademarks

            The  costs  associated  with the  acquisition  and  application  for patents and  trademarks  have been  capitalized  and are being  amortized on the straight-line  basis over 20 years for patents and 10 years for trademarks.  The
Company  regularly  reviews the carrying  value of patents and  trademarks.  Any impairment  is recognized  when the expected  future cash flows derived from the patents and the trademarks is less than their carrying value.

            Results of Operations

            The  following  table  sets  forth  certain  items in our  condensed consolidated statements of operations for the three-month periods ended December
31, 2003 and 2002, and the  nine-month  periods ended December 31, 2003 and 2002
(in thousands of CDN$).

                                                Three-month               Nine-month
                                                   Periods                  Periods
                                                Ended December 31,     Ended December 31,
                                                 2003        2002       2002        2003
                                                ---------------------------------------------

REVENUES
Sales and Services                              $   78.3  $      0.2  $    168.9  $     29.3
Research and development contracts                --            23.6      --            70.4
                                                ---------------------------------------------
Total Revenues                                  $   78.3  $     23.8  $    168.9  $     99.7

EXPENSES
Cost of Sales and Services                      $   45.2  $   --      $     86.2  $      6.1
Research and Development                           347.1       499.1     1,145.4     1,598.3
Investment Tax Credits                             (65.0)      (82.5)     (137.0)     (158.5)
General and Administrative (Net of Grants)         426.0       456.1     1,053.4     1,179.2
Depreciation of Property, Plant and Equipment       46.8        47.1       142.2       141.2
Amortization of Patents and Trademarks               5.7      --            13.2      --
Amortization of Debt Issue Costs                    32.4        36.3        99.0        74.0
Interest Revenue                                    (4.8)       (8.9)      (10.4)      (28.4)
Interest Expense                                    91.1        67.3       256.8       133.3
Loss on Foreign Exchange                            32.7         8.2        50.5        19.2
                                                ---------------------------------------------
Total Expenses                                  $  957.2  $  1,022.7  $  2,699.3  $  2,964.4
                                                ---------------------------------------------
Net Loss                                        $  878.9  $    998.9  $  2,530.4  $  2,864.7
                                                =============================================

Revenues

            During the  three-month  period  ended  December  31,  2003,  we had revenues of $78,288  and a net loss of $878,862  compared to revenues of $23,824 and a net loss of $998,948 for the  three-month  period ended December 31, 2002.
During the  nine-month  period  ended  December  31,  2003,  we had  revenues of
$168,896 and a net loss of $2,530,390  compared to revenues of $99,697 and a net loss of $2,864,705 for the  nine-month  period ended December 31, 2002. For both
periods,   the  increase  in  revenues  is  due  to  an  increase  in  sales  of instrumentation  devices.  Loss per share was $0.03 for each of the  three-month periods  ended  December  31,  2003 and  2002.  Loss per share was $0.08 for the nine-month  period ended  December 31, 2003 compared to $0.10 for the nine-month period ended December 31, 2002.

Research and development

            Research and development  expenses were $347,087 for the three-month period ended December 31, 2003 compared to $499,120 for the  three-month  period ended December 31, 2002,  representing a decrease of $152,033.  The decrease was primarily  attributable  to the  transfer of a larger part of our  research  and development at Ecole  Polytechnique de Montreal ("Ecole  Polytechnique") and the
reduced cost of pre-clinical  toxicological  studies offset by the (i) increases in expenses for the acquisition of research and development  equipment,  (ii) in compensation  expenses  related to  options  granted  to  consultants  and (iii)
expenses for royalties fees for technological rights

            Research and development expenses were $1,145,420 for the nine-month period ended December 31, 2003 compared to $1, 598,330 for the nine-month period ended December 31, 2002,  representing a decrease of $452,910.  The decrease was primarily  attributable  to the  transfer of a larger part of our  research  and development at Ecole  Polytechnique  de Montreal  ("Ecole  Polytechnique"),  the
reduced cost of  pre-clinical  toxicological  studies and the lower expenses for the acquisition of research and development equipment and for royalties fees for technological rights offset by the increase in compensation  expenses related to
options   granted  to   consultants.   Approximately   15   employees  of  Ecole
Polytechnique are working almost exclusively on our projects and are remunerated through them.

Investment tax credits

            We claim an investment  tax credit on all our eligible  research and development  expenses.  The amount for the three-month period ended December 31,
2003 was $64,954  compared to $82,507 for the three-month  period ended December
31,  2002,  representing  a decrease of $17,553.  The amount for the  nine-month period  ended  December  31, 2003 was  $136,954  compared  to  $158,507  for the nine-month  period ended December 31, 2002,  representing a decrease of $21,553.
The change in investment  tax credits is directly  attributable  to the level of eligible research and development expenses.

General and administrative

            General and  administrative  expenses  (net of grants) were $426,030 for the three-month  period ended December 31, 2003 compared to $456,118 for the three-month period ended December 31, 2002,  representing a decrease of $30,088.
The  decrease  is  primarily  attributable  to  a  reduction  of  administrative
personnel,   a  decrease  in  expenses  related  to   communications   with  our
stockholders  and to marketing  partially offset by (i) a decrease in government grants,  (ii) the  increase  in  expenses  related to  professional  fees and in compensation  expenses  related to options  granted  to  consultants,  (iii) the increase of directors and officers insurance and (iv) the increase of the tax on capital (as required by the Government of Quebec).

            General and administrative  expenses (net of grants) were $1,053,346 for the nine-month period ended December 31, 2003 compared to $1,179,226 for the nine-month period ended December 31, 2002,  representing a decrease of $125,880.
The decrease is principally  attributable  to (i) a reduction of  administrative personnel,  (ii) a decrease in expense related to professional fees, and (iii) a decrease  in  expenses  related to  stockholder  communications  and  marketing, partially offset by a decrease in government grants, the incurrence of directors and officers  insurance,  the  increases  in  compensation  expenses  related to options granted to consultants and the increases of the expenses  related to the tax on capital (as required by the  Government of Quebec) and to  maintenance of our principal place of business.

Depreciation of Property, Plant and Equipment

            Depreciation  expense was $46,822 for the  three-month  period ended
December 31, 2003 compared to $47,058 for the three-month  period ended December
31,  2002,  representing  a slight  decrease of $236.  Depreciation  expense was
$142,145 for the nine-month  period ended December 31, 2003 compared to $141,141 for the  nine-month  period  ended  December  31,  2002,  representing  a slight increase of $1,004.  The decrease in the three-month  period and the increase in the nine-month  period ended December 31, 2003 were principally  attributable to the decreased and the increased amounts of property, plant and equipment we held during the periods  compared to the amount of property,  plant and  equipment we held during the same periods of the last fiscal year.

Amortization of Patents and Trademarks

            Amortization  expense was $5,660 for the  three-month  period  ended
December 31, 2003 compared to $13 for the three-month  period ended December 31,
2002,  representing an increase of $5,647.  Amortization expense was $13,193 for the nine-month period ended December 31, 2003 compared to $38 for the nine-month period  ended  December  31,  2002,  representing  an increase  of $13,155.  The increases were  attributable to the  amortization of our  capitalization  of the costs associated with the acquisition and application for patents and trademarks during the  fiscal  year 2003 and during the  three-month,  the  six-months  and nine-month periods ended December 31, 2003.

Amortization of Debt Issue Costs

            Amortization  of debt issue costs was  $32,356  for the  three-month period ended  December 31, 2003 compared to $36,319 for the  three-month  period ended  December 31, 2002,  representing  a decrease of $3,963.  The decrease was attributable to the higher variation of the foreign  exchange.  In fact,  during the  three-month  period ended December 31, 2002, we calculated  amortization of debt issue costs  related to the BDC Loan with CDN to USD foreign  exchange rate at 1.5695  compared to 1.3157 during the  three-month  period ended December 31,
2003.

            Amortization  of debt issue  costs was  $98,999  for the  nine-month period ended  December 31, 2003  compared to $74,030 for the  nine-month  period ended  December  31,  2002,  representing  an increase  of  $24,969.  During the nine-month  period ended December 31, 2002, we recorded  amortization of our new debt issue costs related to the BDC Loan since its consummation on June 26, 2002
(as  discussed  in more detail in the  Liquidity,  Capital  Resources  and Going
Concern Uncertainty Section of this report).

Interest Revenue and Interest Expense

            Interest  revenue  represents  revenue  earned  on our cash and cash equivalents. Interest revenue for the three-month period ended December 31, 2003 was $4,801  compared to $8,934 for the  three-month  period  ended  December 31,
2002,  representing  a decrease of $4,133.  Interest  revenue for the nine-month period  ended  December  31,  2003  was  $10,414  compared  to  $28,420  for the nine-month  period ended December 31, 2002,  representing a decrease of $18,006.
The  decreases  in the  three-month  period and in the  nine-month  period ended
December 31, 2003 was primarily due to a lower level of cash on hand compared to the same periods in the fiscal year ended March 31, 2003.

            Interest  expense  was  $91,061  for the  three-month  period  ended
December 31, 2003 compared to $67,324 for the three-month  period ended December
31, 2002,  representing an increase of $23,737.  The increase in the three-month period  ended  December  31, 2003 was  primarily  attributable  to the  interest expenses  related to the  Shareholder  Loan (as  discussed in more detail in the
Liquidity,  Capital  Resources  and Going  Concern  Uncertainty  Section of this report).  Interest expense was $256,842 for the nine-month period ended December
31, 2003 compared to $133,246 for the nine-month period ended December 31, 2002, representing  an increase of  $123,596.  The increase in the  nine-month  period ended  December 31, 2003 was  primarily  attributable  to the interest  expenses related to the loan from BDC Loan and the Shareholder Loan.

Loss on Foreign Exchange

            Loss on foreign  exchange  was  $32,684 for the  three-month  period ended December 31, 2003 compared to a loss of $8,223 for the three-month  period ended December 31, 2002,  representing an increase of $24,461. The increase is a result of (i) a lesser  amount of cash on hand  denominated  in USD  during  the period and (ii) a higher  variation  in the closing CDN to USD foreign  exchange rate from the beginning and the end of each  three-month  period (from 1.5872 at
September  30, 2002 to 1.5776 at December  31, 2002 and from 1.3499 at September
30, 2003 to 1.2965 at December 31, 2003).

            Loss on foreign exchange was $50,498 for the nine-month period ended
December 31, 2003 compared to a loss of $19,195 for the nine-month  period ended
December 31, 2002, representing an increase of $31,303. The increase is a result of (i) a lesser amount of cash on hand  denominated in USD during the period and
(ii) a higher variation in the closing CDN to USD foreign exchange rate from the beginning and the  end of each nine-month  period (from 1.5942 at March 31, 2002 to 1.5776 at  December  31,  2002 and from 1.4678 at March 31, 2003 to 1.2965 at
December 31, 2003).

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN UNCERTAINTY

            We have a limited operating  history as a biotechnology  company and have not made  significant  sales of our products.  Therefore,  our revenues are difficult  to predict.  Our cash  position as of December  31, 2003 was $657,871
(including cash equivalents) as compared to $800,038 as of March 31, 2003.

            On  June  26,  2002,  Bio  Syntech  Canada  Inc.,  our  wholly-owned subsidiary,  concluded a loan agreement with Business Development Bank of Canada
("BDC") for a total of $2,500,000 (the "BDC Loan") of which  $2,490,000 has been received and $10,000 is held in escrow until certain  registration  requirements for the  security  interest  have  been  finalized.  The  debt is  secured  by a
$2,500,000  hypothec covering moveable and immovable property excluding patents, a first  ranking  hypothec  on land and  building  and a  moveable  hypothec  on accounts  receivable.  The terms of  repayment  of the loan are:  the  principal amount plus all accrued  interest at a corporate rate of 10% compounded  monthly shall be due on February 15,  2006,  and in case of default,  the interest  rate shall be 25%. Partial or full payment,  without  penalty,  is allowed before the maturity date of the BDC Loan. This agreement contains  affirmative and negative covenants customary of such loans including,  but not limited to, those relating to limitations on capital expenditures.  As part of the agreement, we issued BDC warrants to purchase  1,000,000  shares of our common stock,  $.001 per value at
US$0.33 per share.  These  warrants are currently  exercisable at any time until
June 26, 2007.  If market value exceeds the exercise  price,  BDC shall have the option to exercise  the  warrants on a net issue basis by  obtaining a number of shares  equivalent to the  difference  between the market value and the exercise price.

            On July 8,  2003,  we  obtained  a  $750,000  loan  from  our  Chief
Executive  Officer and President (the  "Shareholder  Loan"). In exchange for the
Shareholder loan, we issued an unsecured  convertible debenture in the principal amount of $750,000 which matures on July 8, 2004 and bears interest at an annual rate of 7%, payable on monthly basis.  The debenture is convertible  into shares of our common stock on the maturity  date or any business day  thereafter  until the  debenture  has been repaid in full.  The number of shares to be issued upon conversion  shall be determined by using a conversion rate equal to USD$0.35 per share, based on the exchange rate for US dollars published by the Bank of Canada for the business day prior to the conversion date.

            On August 29,  2003,  we issued 813 Units at a price of US$1,000 per unit  pursuant  to a  private  placement  and  raised  $1,126,574.  Each Unit is comprised of 3,000  shares of our common  stock and  warrants to purchase  3,000 shares of our common  stock at an exercise  price of US$1.00 per share of common stock until March 1, 2005.

            On  September  29,  2003,  we entered  into a letter of intent  from
Investissement  Quebec for a participating  loan amounting to $2,500,000 as part of the funding required to commercialize certain products. On February 17, 2004,
Investissement  Quebec has approved the loan which will be disbursed in tranches upon completion of certain milestones or conditions to be met.

            On  October  2003,  we  entered  into an  agreement  with a Canadian underwriter  to act as our agent for our  proposed  initial  public  offering in
Canada to raise  $3,000,000 to  $5,000,000  gross proceeds (the "Proposed Canada
IPO"). As of the date of this report,  we still need to determine the nature and the amount of our securities to be sold.  The Proposed  Canada IPO is subject to certain  conditions  including  normal  regular  pre-approval,  the signing of a formal agency  agreement and the  acceptance for our securities for listing on a
Canadian Exchange. Our securities will be offered on a best efforts basis in the
Provinces of British Columbia, Alberta, Manitoba, Ontario and Quebec.

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

            We also plan to continue  with our program of limiting our operating costs and capital expenditures. Based on our current operating plan and the loan agreement with Investissement Quebec of $2,500,000,  assuming we receive minimum gross  proceeds of $3,000,000  from the Proposed  Canada IPO and the  additional
$10,000  held in  escrow,  our  management  estimates  that  our  cash  and cash equivalents on hand will be sufficient to fund our projected  operating expenses and capital  expenditures  through the end of the fiscal year 2005. There can be no assurance,  however, that the Proposed Canada IPO will be completed. If we do not receive additional  financing from the Proposed Canada IPO or otherwise,  we will reassess our operating plan to reduce expenses on an ongoing basis.

Employee Count

            As of  February  6,  2004,  we  have 21  employees,  of whom 15 were engaged  in  research  and  development  and 6 were  engaged  in  corporate  and
administrative  activities.   Except  for  one  employee  in  our  research  and
development  team who is involved in the  manufacture of the Mach-1,  we have no other employees  involved in the  manufacture of our products.  We anticipate we
will  have   approximately  24  employees  by  the  end  of  fiscal  year  2004.
Furthermore,  we have  transferred a larger part of our research and development at Ecole  Polytechique.  Approximately  15 employees of Ecole  Polytechique  are working almost exclusively on our projects and are remunerated through them.

                                  RISK FACTORS

            WE OPERATE IN A RAPIDLY CHANGING  ENVIRONMENT THAT INVOLVES A NUMBER
OF  RISKS,  SOME OF WHICH ARE  BEYOND  OUR  CONTROL.  THE  FOLLOWING  DISCUSSION
HIGHLIGHTS THE MOST MATERIAL OF THE RISKS.

            ADDITIONAL FINANCING WILL BE REQUIRED BEFORE WE ARE PROFITABLE.

            We have  incurred  net losses each year since our  inception  and we anticipate  that  losses  will  continue  for the  foreseeable  future.  For the nine-month period ended December 31, 2003 and the year ended March 31, 2003, our losses amounted to $2,530,390 and $3,652,709,  respectively, and our accumulated deficit  was  $23,388,488  as at December  31,  2003.  Furthermore,  we have not completed  the  development  of any product that can generate the level of sales necessary to enable us to continue our operations without outside financing. Our ability to continue as a going concern is uncertain and is dependent principally
upon  our  ability  to  obtain  further   financing  to  complete  research  and
development  projects and market products,  achieve profitable  operations,  and generate  positive cash flows from  operations,  as to which no assurance can be given.

            We expect that additional  funds will continue to be required for an indefinite  period  as no  estimate  can be made  as to  when  we  will  achieve profitability. We continue to limit our operating costs and capital expenditures based on our estimated cash requirements and financing available. Our management continues to negotiate further  financing.  The success of these negotiations is dependent  on a number of items  outside our  control  and there is  substantial uncertainty  about our ability to  successfully  complete any  negotiations  for future financings.

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

            SINCE OUR INCEPTION,  WE HAVE INCURRED  LOSSES AND WE EXPECT THAT WE
WILL INCUR MORE LOSSES FOR THE  FORESEEABLE  FUTURE;  THEREFORE,  WE HAVE DOUBTS
ABOUT  OUR  ABILITY  TO  CONTINUE  AS A  GOING  CONCERN.  WE  MAY  NEVER  BECOME
PROFITABLE.

            As of December 31, 2003 our accumulated deficit was $23,388,488.  We had net operating  losses of $878,862 and $3,652,709 for the three-month  period ended December 31, 2003 and the fiscal year ended March 31, 2003,  respectively.
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

ITEM 3. CONTROLS AND PROCEDURES

            As of February 6, 2004 our  President  and Chief  Executive  Officer
supervised and participated in an evaluation of the  effectiveness of the design and  operations of our  disclosure  controls and procedures (as defined in Rules
13a-15(e)  and  15d-15(e)  under  the  Securities  Exchange  Act of  1934).  Our
President  and  Chief  Executive  Officer  has  concluded  that,  based  on  his evaluation as of the end of the period  covered by this report,  the  disclosure controls and procedures  were effective as of December 31, 2003.  There has been no significant  changes in our internal  controls or in other factors that could significantly  affect these controls  subsequent to the date of his  evaluation, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

PART II.           OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On February 6, 2004, Mr. Robert  Conyers,  a former  employee of our predecessor  company instituted  proceedings in the Superior Court,  Province of
Quebec,  District of Montreal,  claiming  that in September  1999 he was granted options to acquire  300,000  shares of our common  stock at a price of $0.10 per share.  Mr.  Conyers  employment  was  terminated  on September  16,  1999.  The
Company's  position is that these options were never  formally  granted and that even if they had been,  Mr.  Conyers  would have lost the right to exercise them within three months of the  termination of his employment in accordance with the terms and conditions of the option plan.

ITEM 5.     OTHER INFORMATION.

            On December 23, 2003, we entered into an employment  agreement  with
Mr. Claude LeDuc.  Mr. LeDuc will serve as Chief  Executive  Officer with duties and  responsibilities,  which are determined by our board of directors from time to time. The agreement has an indeterminate  term,  starting on March 1st, 2004.
Mr.  LeDuc is entitled to an annual base salary of  CDN$170,000,  which is to be
reviewed   annually.   Mr.   LeDuc  is   subject   to  a   confidentiality   and
non-solicitation  agreement  during  the  term  of  his  employment  and  for an additional  one-year period  following the  termination of his  employment.  Mr.
LeDuc will be  entitled  to receive his full salary for a period of 12 months if we terminate the agreement  without cause and he will not be entitled to receive any salary if he is terminated for cause.

            On January 8, 2004, the Company filed a preliminary  prospectus with the  regulatory  authorities  in the  provinces  of Quebec,  Ontario,  Manitoba,
Alberta and British  Columbia,  for the sale of a yet to be determined number of its common shares and warrants. The offering is being marketed through Canaccord
Capital  Corporation.  In connection  with this  offering,  BioSyntech,  Inc has applied to list its common shares on a recognized Canadian Exchange.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            Ex.  10.1 -  Employment  Agreement  dated  December  23, 2003 by and between Claude LeDuc and the Company

            Ex. 31 - Controls  and  Procedures  Certificate  of Chief  Executive
            Officer dated February 23, 2004. (1)(2)

            Ex. 32 -  Statement  under  oath of Chief  Executive  Officer  dated
            February 23, 2004. (1)(2)

            ----------------------------

            (1)   Filed herewith

            (2)   We presently do not have any Chief Financial  Officer.  We are in the hiring process for a new Chief Financial Officer.

       (b)   Reports on Form 8-K

             (1) On January 6, 2004, we filed a Current Report on Form 8-K dated
             December  26, 2003  reporting  the  appointment  of Claude LeDuc as
             Chief Executive Officer of the Company as of March 1, 2004.

                                   SIGNATURES

In accordance to the  requirements  of the Exchange Act, the  registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                      BIOSYNTECH, INC.

Dated: February 23, 2004              By: /s/ Amine Selmani
                                          -----------------------------------
                                          Name:  Amine Selmani
                                          Title: Chief Executive Officer and
                                                 President

                                      By: /s/ Lucie Duval
                                          ----------------------------------
                                          Name:  Lucie Duval
                                          Title: Chief Accounting Officer and
                                                 Controller

